Form 10-Q
period 1996-06-30
NOVADIGM INC
filed 1996-08-12
CIK 888358

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER: 0-26156

                                 NOVADIGM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      22-3160347
       (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)
                   185 BERRY STREET, SUITE 3515, SAN FRANCISCO, CA 94107
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (415) 541-8420
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     On June 30, 1996, there were 17,453,946 shares of the Registrant's Common Stock outstanding.

                                 NOVADIGM, INC.

                                     INDEX

                                                                                      PAGE NO.
                                                                                      --------
PART I.    FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements
           Condensed Consolidated Balance Sheets as of June 30, 1996 and March 31,
             1996...................................................................      3
           Condensed Consolidated Statements of Operations for the three-month
             periods ended June 30, 1996 and June 30, 1995..........................      4
           Condensed Consolidated Statements of Cash Flows for the three-month
             periods ended June 30, 1996 and June 30, 1995..........................      5
           Notes to Condensed Consolidated Financial Statements.....................      6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results
             of Operations..........................................................      7
PART II.   OTHER INFORMATION........................................................      9
Item 1.    Legal Proceedings
Item 2.    Changes in Securities
Item 3.    Defaults upon Senior Securities
Item 4.    Submission of Matters to a Vote of Security Holders
Item 5.    Other Information
Item 6.    Exhibits and Reports on Form 8-K
SIGNATURES..........................................................................     10

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 NOVADIGM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                             QUARTER ENDED
                                                                         ----------------------
                                                                         JUNE 30,     MARCH 31,
                                                                           1996         1996
                                                                         --------     ---------
                                                                         (UNAUDITED)
ASSETS
  Cash and cash equivalents............................................  $ 11,227     $  13,361
  Short-term marketable securities.....................................    10,325        14,827
  Accounts receivable..................................................     6,239         7,883
  Prepaid expenses and other assets....................................       969         1,057
                                                                         --------      --------
          Total current assets.........................................    28,760        37,128
  Property and equipment, net..........................................     1,789         1,302
  Long-term marketable securities......................................    17,461        11,428
  Other assets.........................................................       531           274
                                                                         --------      --------
                                                                         $ 48,541     $  50,132
                                                                         ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable and accrued liabilities.............................  $  3,647     $   3,101
  Deferred revenue.....................................................     3,156         4,196
                                                                         --------      --------
          Total current liabilities....................................     6,803         7,297
  Long-term deferred revenue...........................................       257           313
  Stockholders' equity:
     Preferred stock: 5,000 shares authorized; and no shares
      outstanding......................................................        --            --
     Common stock: 30,000 shares authorized; 17,454 and 17,402 shares
      outstanding......................................................        11            11
     Additional paid-in capital........................................    64,803        64,552
     Cumulative translation adjustment.................................       (19)          (12)
     Accumulated deficit...............................................   (23,314)      (22,029)
                                                                         --------      --------
                                                                           41,481        42,522
                                                                         --------      --------
                                                                         $ 48,541     $  50,132
                                                                         ========      ========

                            See accompanying notes.

                                 NOVADIGM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                        FOR THE THREE MONTHS
                                                                           ENDED JUNE 30,
                                                                       -----------------------
                                                                        1996            1995
                                                                       -------         -------
REVENUES:
  Licenses...........................................................  $ 3,752         $ 3,521
  Services...........................................................    2,465             948
                                                                       -------         -------
     Total revenues..................................................    6,217           4,469
OPERATING EXPENSES:
  Cost of services...................................................    1,504             271
  Sales and marketing................................................    3,788           2,352
  Research and development...........................................    1,339             933
  General and administrative.........................................    1,302             463
                                                                       -------         -------
     Total operating expenses........................................    7,933           4,019
                                                                       -------         -------
Operating income (loss)..............................................   (1,716)            450
Interest income, net.................................................      450              23
                                                                       -------         -------
Income (loss) before provision for income taxes......................   (1,266)            473
Provision for income taxes...........................................       19              13
                                                                       -------         -------
Net income (loss)....................................................  $(1,285)        $   460
                                                                       =======         =======
Net income (loss) per common share...................................  $ (0.07)        $  0.03
                                                                       =======         =======
Weighted average common and common equivalent shares.................   17,429          16,124
                                                                       =======         =======

                            See accompanying notes.

                                 NOVADIGM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                         FOR THE THREE MONTHS
                                                                            ENDED JUNE 30,
                                                                        ----------------------
                                                                         1996            1995
                                                                        -------         ------
Cash flows from operating activities:
  Net income(loss)....................................................  $(1,285)        $  460
  Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
     Depreciation and amortization expense............................      196             86
     Decrease (increase) in accounts receivable.......................    1,644           (476)
     Decrease (increase) in prepaid expenses and other assets.........       88           (277)
     Increase in other assets.........................................     (257)          (494)
     Increase in accounts payable and accrued liabilities.............      546            451
     Increase (decrease) in deferred revenue..........................   (1,096)           560
                                                                        -------         ------
  Net cash provided by (used in) operating activities.................     (164)           310
                                                                        -------         ------
Cash flows from investing activities:
  Purchases of property and equipment.................................     (683)          (312)
  Purchases of marketable securities..................................   (6,404)            --
  Proceeds from redemption of marketable securities...................    4,873             --
                                                                        -------         ------
  Net cash used in investing activities...............................   (2,214)          (312)
                                                                        -------         ------
Cash flows from financing activities:
  Sale of common stock, net of issuance costs.........................      251             --
                                                                        -------         ------
     Net cash provided by financing activities........................      251             --
                                                                        -------         ------
Effect of exchange rate changes on cash...............................       (7)             2
                                                                        -------         ------
Net decrease in cash and cash equivalents.............................   (2,134)            --
Cash and cash equivalents at the beginning of the period..............   13,361          1,312
                                                                        -------         ------
Cash and cash equivalents at the end of the period....................  $11,227         $1,312
                                                                        =======         ======

                            See accompanying notes.

                                 NOVADIGM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the management of Novadigm, Inc. (the "Company"), the statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the financial information set forth therein. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included within the Company's Form 10-K filed with the Commission on June 28, 1996 (Reg. No. 0-26156). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending March 31, 1997, or any other future period.

2.  NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is computed using the weighted average number of outstanding shares of common stock and common stock equivalents from outstanding stock options (when dilutive using the treasury stock method). Primary and fully diluted earnings per common share were substantially the same in all periods presented.

3.  STOCK REPURCHASE PROGRAM

     During the quarter, the Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock on the open market.

4.  UNITED STATES INITIAL PUBLIC OFFERING

     In July of 1995, the Company completed a public offering in the United States of 2,875,000 shares of common stock at $15 per share (which included 500,000 shares sold by stockholders), resulting in net proceeds to the Company of approximately $32.2 million after offering costs. The Company's shares trade on the Nasdaq National Market.

5.  AMENDMENT TO STOCK OPTION PLAN

     In June 1996, the Board of Directors, subject to stockholder ratification, approved an amendment to the Company's 1992 Stock Option Plan to increase the number of shares reserved for issuance by an additional 1,500,000 shares for an aggregate of 4,700,000 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company generates revenues principally from licensing the rights to use its software products to end users and from sublicense fees received from resellers. The Company also generates service revenues from consulting and training activities performed for license customers and maintenance revenues from support and software update rights. Revenues for the first quarter of fiscal 1997 ended June 30, 1996 were $6,217,000 compared to $4,469,000 in the same quarter of the previous year. The higher revenues were due primarily to higher service revenues associated with the increasing contribution of maintenance revenue from a larger installed base of customers and from professional services rendered to customers. Forty percent (40%) of revenues for the quarter were attributable to services compared to 21% in the comparable quarter of fiscal 1996. The higher percentage of service revenues to license revenues in the quarter ended June 30, 1996 is due primarily to the Company's agreement with International Business Machines Corporation (IBM) which provides payment for ongoing services through the fourth quarter of fiscal 1997. Revenues from the indirect channels were 44% of total revenues in the first quarter of both fiscal 1997 and fiscal 1996. License revenue in the current year quarter included revenue from a multi-year, non-exclusive OEM agreement with BMC Software, Inc. The non-exclusive OEM and distribution agreement with Amdahl Corporation provided no license revenues in the current year quarter and $1,700,000 of guaranteed sublicense fees in the prior year quarter.

     Cost of services includes the direct and indirect costs of providing training, technical support and consulting services to the Company's customers. Cost of services consists primarily of payroll and benefits for field engineers and support personnel, other related overhead and third party consulting fees. The cost of services were $1,504,000 or 61% of service revenues in the first quarter of this year compared to $271,000 or 29% of service revenues for the same period last year. Cost of services were higher in the current year quarter due primarily to the addition of field engineers and support personnel since June 1995. The additional personnel support the growing installed base of license customers. The Company expects cost of services as a percent of service revenues to remain approximately at the same percentage rate throughout fiscal 1997.

     Sales and marketing expenses consist primarily of salaries, related benefits, commissions, travel and other costs associated with the Company's sales and marketing efforts. Sales and marketing expenses were $3,788,000 for the first fiscal quarter of this fiscal year compared to $2,352,000 for the same period last year. Employees were added to the sales and marketing departments accounting for the higher payroll expense and related higher travel expense in the fiscal 1997 first quarter. The additional personnel were hired since June 1995 to develop the indirect distribution channel, including opening distribution in Japan and Latin America, and to expand the direct sales and pre-sales field engineer staffs in both the U.S. and in Europe. The Company expects to continue to expand its sales and marketing department throughout the current fiscal year.

     Research and development expenses consist primarily of salaries, related benefits, consultant fees and other costs associated with the Company's research and development efforts. Research and development expenses were $1,339,000 in the first quarter of fiscal 1997 compared to $933,000 for the same period last year. The higher expense in the first quarter of this year is primarily due to the hiring of additional employees in the department to support ongoing and new product development, the development of EDM for different platforms, the development of EDM "Adapters" and research and development in relation to the Company's internet activities. Additional employees were also hired within the quality assurance and documentation departments. The Company anticipates further increases in payroll costs as the Company continues to channel resources into product development.

     General and administrative expenses consist primarily of salaries, related benefits, travel and fees for professional services such as legal and accounting. General and administrative expenses were $1,302,000 in the first quarter of fiscal 1997 compared to $463,000 for the comparable period of last year. The primary reasons for the higher expense is due to hiring additional employees in connection with building the infrastructure for the continued growth of the Company's business, including increases in accounting, purchasing and data processing departments, and higher expenses for professional fees. The Company anticipates further increases in costs as the Company's growth requires a supporting infrastructure.

     Net interest income was $450,000 for the quarter ending June 30, 1996 compared to $23,000 for the same period last year. Interest income is comprised primarily of interest earned on the Company's cash equivalents and marketable securities. Interest income increased this fiscal year due primarily to interest income earned on the investment of the proceeds from the sale of common stock in the Company's initial public offering in July 1995. Interest income is offset by interest expense and bank fees.

     The provision for income taxes for the first quarter of fiscal 1997 reflects foreign taxes paid of $19,000.

     The information above which anticipates the Company's results of operations for fiscal periods after the quarter ended June 30, 1996 are forward-looking statements that involve a number of risks and uncertainties. The Company's quarterly operating results have in the past, and may in the future, fluctuate significantly due to a number of factors, including the number, size and timing of customer orders, the timing and market acceptance of new products by the Company, the level and pricing of international sales, foreign currency exchange rates, changes in the level of operating expenses, technological advances and new product introductions by the Company's competitors and competitive conditions in the industry. In addition, the sales cycle for the Company's products is lengthy and unpredictable depending upon the interest of the prospective customer in the Company's products, the size of the order, the decision-making and acceptance procedures within the customer's organization, the complexity of implementation and other factors. The Company's operating results may also vary significantly due to seasonal trends, as a result, in part to, efforts of the Company's direct sales personnel to meet annual quotas, lower international revenues in the summer months when many European businesses experience lower sales, establishing of calendar year capital budgets by prospective customers, as well as other factors. In addition, reference should be made to other risk factors described from time to time in the Company's periodic reports filed with the SEC under the Securities and Exchange Act of 1934, as amended.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operations in the quarter ended June 30, 1996 was $164,000 compared to cash provided by operations of $310,000 in the same period last year. This decrease in the cash flows from operating activities is primarily due to the reported net loss and the decrease in the deferred revenue balance during the current year quarter. The decrease in operating cash flows in the first quarter this year compared to the same quarter last year was partially offset by decreases in the accounts receivable and prepaid expenses and other assets balances during the quarter this year as well as a smaller increase in the other assets balance this year compared to last year.

     As of June 30, 1996, the Company had working capital of $21,957,000, including $21,552,000 of cash and short-term marketable securities. In addition, at June 30, 1996, the Company had invested $17,461,000 in long-term marketable securities. The Company's revolving line of credit was renewed in December 1995 and extended to July 1, 1996. The revolving line of credit permits unsecured borrowings up to $1,000,000. As of June 30, 1996, there were no borrowings under the line of credit and the Company was in compliance with the terms of the agreement. It is the Company's intention to renew the revolving line of credit.

     Although it is difficult for the Company to predict future liquidity requirements with certainty, the Company believes that its existing cash and marketable securities balances, together with cash from operations will be adequate to finance its operations for at least the next twelve months.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  CHANGES IN SECURITIES

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     None

     (b) The Company has not filed any Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 1996                    NOVADIGM, INC.

                                          By: /s/  Wallace D. Ruiz

                                            ------------------------------------
                                            Wallace D. Ruiz
                                            Vice President & Chief Financial
                                              Officer
                                            (principal financial and chief
                                              accounting officer)