Form 10-Q
period 1996-09-30
NOVADIGM INC
filed 1996-11-13
CIK 888358

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               FOR THE TRANSITION PERIOD FROM         TO

                         COMMISSION FILE NUMBER: 0-26156


                                 NOVADIGM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                              22-3160347
               --------                              ----------
   (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

              185 BERRY STREET, SUITE 3515, SAN FRANCISCO, CA 94107
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (415) 541-8420
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

    On September 30, 1996, there were 17,387,496 shares of the Registrant's Common Stock outstanding.

                                 NOVADIGM, INC.

                                      INDEX


                                                                                            PAGE NO.
                                                                                            --------
        PART I.      FINANCIAL INFORMATION

        Item 1.      Condensed Consolidated Financial Statements

                     Condensed Consolidated Balance Sheets as of September 30, 1996
                       and March 31, 1996...........................................          3

                     Condensed Consolidated Statements of Operations for the three-
                       month and six-month periods ended September 30, 1996 and
                       September 30, 1995...........................................          4

                     Condensed Consolidated Statements of Cash Flows for the
                       six-month periods ended September 30, 1996 and September
                       30, 1995.....................................................          5

                     Notes to Condensed Consolidated Financial Statements...........          6

        Item 2.      Management's Discussion and Analysis of Financial Condition and
                       Results of Operations........................................          7

        PART II.     OTHER INFORMATION

        Item 1.      Legal Proceedings..............................................         11

        Item 2.      Changes in Securities..........................................         11

        Item 3.      Defaults upon Senior Securities................................         11

        Item 4.      Submission of Matters to a Vote of Security Holders............         11

        Item 5.      Other Information..............................................         12

        Item 6.      Exhibits and Reports on Form 8-K...............................         12

        SIGNATURES..................................................................         13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 NOVADIGM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                   SEPTEMBER 30,      MARCH 31,
                                                                                       1996             1996
                                                                                       ----             ----
                                                                                    (UNAUDITED)
ASSETS
   Cash and cash equivalents                                                         $  5,995        $ 13,361
   Short-term marketable securities                                                    23,260          14,827
   Accounts receivable                                                                  4,254           7,883
   Prepaid expenses and other assets                                                    1,757           1,057
                                                                                     --------        --------
          Total current assets                                                         35,266          37,128
   Property and equipment, net                                                          1,809           1,302
   Long-term marketable securities                                                      5,241          11,428
   Other assets                                                                           606             274
                                                                                     --------        --------
                                                                                     $ 42,922        $ 50,132
                                                                                     ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts payable and accrued liabilities                                          $  3,807        $  3,101
   Deferred revenue                                                                     1,743           4,196
                                                                                     --------        --------
           Total current liabilities                                                    5,550           7,297
   Long-term deferred revenue                                                             228             313
   Stockholders' equity:
     Preferred stock:  5,000 shares authorized and no shares outstanding                   --              --
     Common stock: 30,000 shares authorized; 17,387 shares outstanding
         at September 30, 1996 and 17,402 shares outstanding at March 31, 1996             10              11
     Additional paid-in capital                                                        64,929          64,552
     Cumulative translation adjustment                                                    (14)            (12)
     Accumulated deficit                                                              (27,781)        (22,029)
                                                                                     --------        --------
           Total stockholders' equity                                                  37,144          42,522
                                                                                     --------        --------
                                                                                     $ 42,922        $ 50,132
                                                                                     ========        ========


                             See accompanying notes.

                                 NOVADIGM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                     FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                            -------------                  -------------

                                                         1996           1995            1996            1995
                                                         ----           ----            ----            ----
REVENUES:
   Licenses                                           $  1,413        $ 4,697       $  5,165        $ 8,218
   Services                                              2,483            667          4,948          1,615
                                                      --------        -------       --------        -------
       Total revenues                                    3,896          5,364         10,113          9,833

OPERATING EXPENSES:
   Cost of services                                      1,835            231          3,339            502
   Sales and marketing                                   3,788          2,758          7,576          5,110
   Research and development                              1,517          1,116          2,856          2,049
   General and administrative                            1,263            703          2,565          1,166
                                                      --------        -------       --------        -------
       Total operating expenses                          8,403          4,808         16,336          8,827
                                                      --------        -------       --------        -------
Operating income (loss)                                 (4,507)           556         (6,223)         1,006

Interest income, net                                       427            371            877            394
                                                      --------        -------       --------        -------
Income (loss) before provision for income taxes         (4,080)           927         (5,346)         1,400

Provision for income taxes                                  --             23             19             36
                                                      --------        -------       --------        -------
Net income (loss)                                     $ (4,080)       $   904       $ (5,365)       $ 1,364
                                                      ========        =======       ========        =======
Net income (loss) per common share                    $  (0.23)       $  0.05       $  (0.31)       $  0.08
                                                      ========        =======       ========        =======
Weighted average common and
   common equivalent shares                             17,438         18,317         17,434         17,221
                                                      ========        =======       ========        =======





                             See accompanying notes.

                                 NOVADIGM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        FOR THE SIX MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                              -------------
                                                                           1996           1995
                                                                           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ............................................       $ (5,365)       $  1,364

  Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
     Depreciation and amortization expense......................            442             203
     Provision for losses on accounts receivable................            117              --
     Decrease (increase) in accounts receivable ................          3,512          (1,738)
     Increase in prepaid expenses and other assets .............           (700)           (591)
     Increase in other assets ..................................           (332)           (161)
     Increase in accounts payable and accrued liabilities ......            706             306
     Increase (decrease) in deferred revenue ...................         (2,538)            572
                                                                       --------        --------
  Net cash used in operating activities ........................         (4,158)            (45)
                                                                       --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ..........................           (949)           (674)
  Purchases of marketable securities ...........................        (13,057)        (18,873)
  Proceeds from redemption of marketable securities ............         10,811              --
                                                                       --------        --------
  Net cash used in investing activities ........................         (3,195)        (19,547)
                                                                       --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock, net of issuance costs ....            659          32,201
  Proceeds from loan repayment .................................             99              --
  Purchase of treasury stock ...................................           (769)             --
                                                                       --------        --------
  Net cash provided by (used in) financing activities ..........            (11)         32,201
                                                                       --------        --------
Effect of exchange rate changes on cash ........................             (2)            (50)
                                                                       --------        --------
Net increase (decrease) in cash and cash equivalents ...........         (7,366)         12,559
Cash and cash equivalents at the beginning of the period .......         13,361           1,312
                                                                       --------        --------

Cash and cash equivalents at the end of the period .............       $  5,995        $ 13,871
                                                                       ========        ========

                                 NOVADIGM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements have been prepared by Novadigm, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the financial information set forth therein. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's Form 10-K filed with the Commission on June 28, 1996 (Registration No. 0-26156). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending March 31, 1997, or any other future period.


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


3.  UNITED STATES INITIAL PUBLIC OFFERING

    In July of 1995, the Company completed a public offering in the United States of 2,875,000 shares of common stock at $15 per share (which included 500,000 shares sold by selling stockholders), resulting in net proceeds to the Company of approximately $32.2 million after offering costs. The Company's shares trade on the Nasdaq National Market.


4.  AMENDMENT TO STOCK OPTION PLAN

    In September 1996, the stockholders approved an amendment to the Company's 1992 Stock Option Plan to increase the number of shares reserved for issuance by an additional 1,500,000 shares to an aggregate of 4,700,000 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information below, which anticipates the Company's results of operations for fiscal periods after the quarter ended September 30, 1996, contains forward-looking statements that involve a number of risks and uncertainties. The Company's quarterly operating results have fluctuated significantly in the past, and may fluctuate in the future, due to a number of factors, including the number, size and timing of customer orders, the timing and market acceptance of the Company's new products, the level and pricing of international sales, foreign currency exchange rates, changes in the level of operating expenses, technological advances and new product introductions by the Company's competitors and competitive conditions in the industry. In addition, the sales cycle for the Company's products is lengthy and unpredictable, depending upon the interest of the prospective customer in the Company's products, the size of the order, the decision-making and acceptance procedures within the customer's organization, the complexity of implementation and other factors. The Company's operating results may also vary significantly due to seasonal trends, as a result of efforts by the Company's direct sales personnel to meet annual quotas, lower international revenues in the summer months when many European businesses experience lower sales, the establishment of calendar year capital budgets by prospective customers, as well as other factors.

RESULTS OF OPERATIONS

    The Company generates revenues from licensing the rights to use its software products to end users and from sublicense fees received from resellers. The Company also generates service revenues from consulting and training activities performed for license customers and maintenance revenues from support and software update rights.

    For the periods indicated, the following table sets forth the percentage of total revenues represented by the respective line items in the Company's condensed consolidated statements of operations (unaudited):


                                  FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                        SEPTEMBER 30,                       SEPTEMBER 30,
                                        -------------                       -------------

                                      1996          1995                  1996           1995
                                      ----          ----                  ----           ----

REVENUES:
   Licenses ...................        36.3%         87.6%               51.1%         83.6%
   Services ...................        63.7          12.4                48.9          16.4
                                      -----         -----                -----         -----
       Total revenues .........       100.0         100.0                100.0         100.0
                                      -----         -----                -----         -----
OPERATING EXPENSES:
   Cost of services ...........        47.1           4.3                33.0           5.1
   Sales and marketing ........        97.2          51.4                74.9          52.0
   Research and development ...        39.0          20.8                28.2          20.8
   General and administrative .        32.4          13.1                25.4          11.9
                                      -----         -----               -----         -----

       Total operating expenses       215.7          89.6               161.5          89.8
                                      -----         -----               -----         -----

Operating income (loss) .......      (115.7)         10.4               (61.5)         10.2
                                      -----         -----                -----         -----

Interest income, net ..........        11.0           6.9                 8.6           4.0
                                      -----         -----                -----         -----

Income (loss) before provision
   for income taxes ...........      (104.7)         17.3               (52.9)         14.2

Provision for income taxes ....          --           0.4                 0.2           0.3
                                      -----         -----                -----         -----

Net income (loss) .............      (104.7)%        16.9%               (53.1)%        13.9%
                                      -----         -----                -----         -----

     Total revenues for the quarter ended September 30, 1996 were $3,896,000 compared to $5,364,000 for the same quarter of the previous year. The lower total revenues were due to $3,284,000 lower license revenues, partially offset by $1,816,000 higher service revenues. Total revenues for the six months ended September 30, 1996 were $10,113,000 compared to $9,833,000 for the same six-month period of the previous year. The higher total revenues were due to higher service revenues associated with the increasing contribution of maintenance revenues from a larger installed base and from professional services rendered to customers. This increase in service revenues was partially offset by a decrease in license revenues. License revenues were 36.3% and 51.1% of total revenues for the three and six-month periods ended September 30, 1996, respectively, compared to 87.6% and 83.6% for the comparable periods of the prior fiscal year, respectively.

     License revenues were $1,413,000 and $5,165,000 for the three and six-month periods ended September 30, 1996, respectively, compared to $4,697,000 and $8,218,000 for the same periods last year, respectively. The lower license revenues were primarily attributable to the timing of sublicense fees from Amdahl Corporation ("Amdahl"), the lengthening of direct sales cycles caused by competitive factors in the marketplace, the consideration by prospective customers regarding alternative network configurations and possible architectural transitions to intranet computing, as well as the long lead times required to close the larger, more complex indirect sales transactions. The non-exclusive OEM and distribution agreement with Amdahl provided no license revenues in the current year and $3,042,000 and $4,742,000 in the three and six-month periods ended September 30, 1995, respectively.

     Service revenues were $2,483,000 and $4,948,000 for the three and six-month periods ended September 30, 1996, respectively, compared to $667,000 and $1,615,000 for the three and six-month periods ended September 30, 1995, respectively. The higher service revenues for the three and six-month periods ended September 30, 1996 compared to the same periods last year were due primarily to the Company's agreement with International Business Machines Corporation ("IBM"), signed in December 1995, which provides payment for ongoing services through the fourth quarter of fiscal 1997. For the three and six-month periods ended September 30, 1996, service revenues provided by the IBM agreement were $1,267,000 and $2,534,000, respectively. In addition, the higher service revenues reflect higher maintenance fees associated with a growing installed base. The Company expects services revenues to grow moderately throughout the remainder of the current fiscal year.

     Revenues from indirect channels were 40% of total revenues for the three-month period ending September 30, 1996 and 59% for the comparable period of the prior year. Indirect channels provided 43% of total revenues for the six-month period ending September 30, 1996 and 52% for the comparable period of the prior year. The decrease in revenues from indirect channels as a percentage of total revenues for both the three and six-month periods ending September 30, 1996 over the comparable periods of the prior year was primarily due to revenue provided by the Amdahl agreement in the prior year.

     Cost of services includes the direct and indirect costs of providing training, technical support and consulting services to the Company's customers. Cost of services consists primarily of payroll and benefits for field engineers and support personnel, other related overhead and third-party consulting fees. Cost of services were $1,835,000 or 74% of service revenues for the quarter ended September 30, 1996, and $3,339,000 or 67% of service revenues for the first six months ended September 30, 1996, compared to $231,000 or 35% of service revenues and $502,000 or 31% of service revenues for the same periods last year, respectively. The higher cost of services in the three and six-month periods ended September 30, 1996, as compared to the same periods for the prior year, was primarily due to the increase in the professional services staff, and the related cost of training new personnel. The additional personnel support the growing installed base of license customers. The Company expects cost of services as a percent of service revenues to remain approximately at the same percentage rate throughout fiscal 1997. The cost of services as a percentage of service revenues is expected to increase after the agreement with IBM expires in March 1997.

     Sales and marketing expenses consist primarily of salaries, related benefits, commissions, travel and other costs associated with the Company's sales and marketing efforts. Sales and marketing expenses were $3,788,000 and $7,576,000 for the three and six-month periods ended September 30, 1996, respectively. This compares to $2,758,000 and $5,110,000 for the same periods last year, respectively. Employees were added to the sales and marketing departments accounting for the higher payroll expense and related higher travel expense in the fiscal 1997 first and second quarters. The additional personnel were hired to develop the indirect distribution channels, including opening distribution in Japan and in Latin America, and to expand the direct sales and pre-sales field engineering staffs in both the U.S. and in Europe. The Company expects sales and marketing expenses to increase throughout the current fiscal year in response to changes in the marketplace and to expand product awareness.

     Research and development expenses consist primarily of salaries, related benefits, consultant fees and other costs associated with the Company's research and development efforts. Research and development expenses were $1,517,000 and $2,856,000 in the three and six-month periods ended September 30, 1996, respectively, compared to $1,116,000 and $2,049,000 for the same periods last year, respectively. The higher expenses for the first six months of this fiscal year were primarily due to the hiring of additional employees in the department to support ongoing and new product development, the development of Enterprise Desktop Manager ("EDM") for different platforms, the development of EDM "Adapters" and research and development relating to the Company's intranet and internet activities. Additional employees were also hired within the quality assurance and documentation departments. The Company anticipates further increases in payroll costs as the Company continues to channel resources into product development.

    General and administrative expenses consist primarily of salaries, related benefits, travel and fees for professional services such as legal and accounting. General and administrative expenses were $1,263,000 and $2,565,000 for the three and six-month periods ended September 30, 1996, respectively, compared to $703,000 and $1,166,000 for the same period of last year, respectively. The primary reasons for the higher expenses were due to the hiring of additional employees in connection with building the infrastructure for the continued growth of the Company's business, including increases in accounting, purchasing and data processing departments, and higher expenses for professional fees. The Company anticipates a moderate increase in future costs as the Company's growth requires a supporting infrastructure.

    Net interest income was $427,000 and $877,000 for the three and six-month periods ending September 30, 1996, respectively, compared to $371,000 and $394,000 for the same periods of last year, respectively. Interest income is comprised primarily of interest earned on the Company's cash equivalents and marketable securities. Interest income increased for the three and six-month periods ended September 30, 1996 over the comparable periods for the prior year as a result of interest income earned on the investment of the proceeds from the sale of common stock in the Company's initial public offering in July 1995. Interest income is offset by interest expense and bank fees.

    The provision for income taxes for the three and six-month periods ended September 30, 1996 reflects foreign taxes paid of $0 and $19,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    Cash used in operations for the six months ended September 30, 1996 was $4,158,000 compared to cash used in operations of $45,000 for the same period last year. This increase in cash used in operations was due to the reported net loss of $5,365,000 and the decrease in deferred revenue of $2,538,000 during the current fiscal year. The decrease in operating cash flows was partially offset by a decrease in accounts receivable of $3,512,000.

     As of September 30, 1996, the Company had working capital of $29,716,000, including $29,255,000 of cash and short-term marketable securities. In addition, at September 30, 1996, the Company had invested $5,241,000 in long-term marketable securities. The revolving line of credit, which was renewed in July 1996, permits unsecured borrowings up to $2,000,000 through August 1997. As of September 30, 1996, there were no borrowings under the line of credit and the Company was in compliance with the terms of the agreement.

     Property and equipment expenditures for the six months ended September 30, 1996 were $949,000. The Company has no material commitments to purchase property and equipment and expects to purchase property and equipment throughout the remainder of the year at a rate consistent with the first six months of fiscal 1997.

    During the first quarter of fiscal 1997, the Board of Directors approved the repurchase of up to 500,000 shares of the Company's stock on the open market. During the quarter ended September 30, 1996, $769,000 was expended to repurchase common shares. The Company expects to purchase additional shares of its common stock throughout the remainder of the fiscal year.

    Although it is difficult for the Company to predict future liquidity requirements with certainty, the Company believes that its existing cash and marketable securities balances, together with cash from operations and funds available under the existing line of credit, will be adequate to finance its operations for at least the next twelve months.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None

ITEM 2.  CHANGES IN SECURITIES

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its 1996 Annual Meeting of Stockholders on September 13, 1996. The following matters were approved by the stockholders by the votes indicated below:


                                                                                                               BROKER
                                                                VOTES           VOTES                           NON-
                                                                 FOR           AGAINST         ABSTAIN         VOTES
                                                                 ---           -------         -------         -----

a.      election of five directors to serve for the
        ensuing year as follows:
             Albion J. Fitzgerald                             13,281,212           ---          48,677            ---
             Robert B. Anderson                               13,282,512           ---          47,377            ---
             Dennis DeCoste                                   13,281,812           ---          48,077            ---
             Brian J. McAlister                               13,282,012           ---          47,877            ---
             H. Kent Petzhold                                 13,244,646           ---          85,243            ---
                                                                                                                  ---
b.      amendment to the 1992 Stock Option Plan to
        increase the number of shares of common stock
        reserved for issuance thereunder by 1,500,000
        shares                                                10,371,484         461,256          16,707      2,480,442

c.      ratify the appointment of Arthur Andersen LLP
        as independent auditors of the Company for the
        fiscal year ending March 31, 1997                     13,309,282          11,250           9,357            ---


ITEM 5.  OTHER INFORMATION

         In October 1996, Michele L. Axelson joined the Company's board of directors, subject to a majority vote at the next annual meeting of stockholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        Exhibit 27.1    Financial Data Schedule

    (b) The Company has not filed any Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 1996            NOVADIGM, INC.

                                    By: /s/ Wallace D. Ruiz
                                        ------------------------------------
                                        Wallace D. Ruiz
                                        Vice President & Chief Financial
                                        Officer (principal financial and chief
                                        accounting officer)
13