Form 10-Q
period 1996-12-31
NOVADIGM INC
filed 1997-02-14
CIK 888358

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               FOR THE TRANSITION PERIOD FROM        TO        .

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On December 31, 1996, there were 17,508,734 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 NOVADIGM, INC.

                                     INDEX

                                                                                      PAGE NO.
                                                                                      --------
PART I....  FINANCIAL INFORMATION
Item 1.     Condensed Consolidated Financial Statements
            Condensed Consolidated Balance Sheets as of December 31, 1996 and
              March 31, 1996........................................................         3
            Condensed Consolidated Statements of Operations for the three-month and
              nine-month periods ended December 31, 1996 and December 31, 1995......         4
            Condensed Consolidated Statements of Cash Flows for the nine-month
              periods ended December 31, 1996 and December 31, 1995.................         5
            Notes to Condensed Consolidated Financial Statements....................         6
Item 2.     Management's Discussion and Analysis of Financial Condition and Results
              of Operations.........................................................         7

PART II.    OTHER INFORMATION.......................................................        11
Item 1.     Legal Proceedings
Item 2.     Changes in Securities
Item 3.     Defaults upon Senior Securities
Item 4.     Submission of Matters to a Vote of Security Holders
Item 5.     Other Information
Item 6.     Exhibits and Reports on Form 8-K
SIGNATURES..........................................................................        12

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 NOVADIGM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                         MARCH
                                                                       DECEMBER 31,       31,
                                                                           1996           1996
                                                                       ------------     --------
                                                                       (UNAUDITED)
Cash and cash equivalents............................................    $  7,178       $ 13,361
Short-term marketable securities.....................................      19,258         14,827
Accounts receivable..................................................       6,383          7,883
Prepaid expenses and other assets....................................       1,324          1,057
                                                                         --------       --------
          Total current assets.......................................      34,143         37,128
Property and equipment, net..........................................       1,729          1,302
Long-term marketable securities......................................       3,195         11,428
Other assets.........................................................         510            274
                                                                         --------       --------
                                                                         $ 39,577       $ 50,132
                                                                         ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and other liabilities...............................    $  4,069       $  3,101
Deferred revenue.....................................................       1,087          4,196
                                                                         --------       --------
          Total current liabilities..................................       5,156          7,297
Long-term deferred revenue...........................................         196            313
Stockholders' equity:
  Preferred stock: 5,000 shares authorized and no shares
     outstanding.....................................................          --             --
  Common stock: 30,000 shares authorized; 17,509 shares outstanding at December 31, 1996 and 17,402 shares outstanding at March 31,
     1996............................................................          11             11
     Additional paid-in capital......................................      65,125         64,552
     Cumulative translation adjustment...............................        (148)           (12)
     Accumulated deficit.............................................     (30,763)       (22,029)
                                                                         --------       --------
          Total stockholders' equity.................................      34,225         42,522
                                                                         --------       --------
                                                                         $ 39,577       $ 50,132
                                                                         ========       ========

                            See accompanying notes.

                                 NOVADIGM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                       FOR THE THREE
                                                          MONTHS              FOR THE NINE MONTHS
                                                    ENDED DECEMBER 31,        ENDED DECEMBER 31,
                                                    -------------------       -------------------
                                                     1996        1995          1996        1995
                                                    -------     -------       -------     -------
REVENUES:
Licenses..........................................  $ 2,933     $ 4,747       $ 8,098     $12,965
Services..........................................    2,731       2,250         7,679       3,865
                                                    -------     -------       -------     -------
          Total revenues..........................    5,664       6,997        15,777      16,830

OPERATING EXPENSES:
Cost of services..................................    1,586         891         4,925       1,393
Sales and marketing...............................    4,409       2,789        11,985       7,899
Research and development..........................    1,580       1,085         4,436       3,134
General and administrative........................    1,384       1,125         3,949       2,291
                                                    -------     -------       -------     -------
          Total operating expenses................    8,959       5,890        25,295      14,717
                                                    -------     -------       -------     -------
Operating income (loss)...........................   (3,295)      1,107        (9,518)      2,113
Interest income, net..............................      378         545         1,255         939
                                                    -------     -------       -------     -------
Income (loss) before provision for income taxes...   (2,917)      1,652        (8,263)      3,052
Provision for income taxes........................        1          60            20          96
                                                    -------     -------       -------     -------
Net income (loss).................................  $(2,918)    $ 1,592       $(8,283)    $ 2,956
                                                    =======     =======       =======     =======
Net income (loss) per common share................  $ (0.17)    $  0.09       $ (0.48)    $  0.17
                                                    =======     =======       =======     =======
Weighted average common and common equivalent
  shares..........................................   17,415      18,713        17,416      17,718
                                                    =======     =======       =======     =======

                            See accompanying notes.

                                 NOVADIGM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                         FOR THE NINE MONTHS
                                                                                ENDED
                                                                            DECEMBER 31,
                                                                       -----------------------
                                                                         1996           1995
                                                                       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)....................................................  $ (8,283)      $  2,956
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
  Depreciation and amortization expense..............................       701            337
  Decrease (increase) in accounts receivable.........................     1,500         (1,402)
  Increase in prepaid expenses and other assets......................      (267)          (899)
  Increase in other assets...........................................      (236)          (158)
  Increase in accounts payable and accrued liabilities...............       968          1,149
  Increase (decrease) in deferred revenue............................    (3,226)         3,981
                                                                       --------       --------
Net cash provided by (used in) operating activities..................    (8,843)         5,964
                                                                       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment..................................    (1,128)        (1,065)
Purchases of marketable securities...................................   (15,917)       (19,547)
Proceeds from maturity of marketable securities......................    19,719             --
                                                                       --------       --------
Net cash provided by (used in) investing activities..................     2,674        (20,612)
                                                                       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance costs............       911         32,422
Proceeds from loan repayment.........................................        99             --
Purchase of treasury stock...........................................      (888)            --
                                                                       --------       --------
Net cash provided by financing activities............................       122         32,422
                                                                       --------       --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH..............................      (136)           (53)
                                                                       --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................    (6,183)        17,721
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD.............    13,361          1,312
                                                                       --------       --------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD...................  $  7,178       $ 19,033
                                                                       ========       ========

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

2. NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is computed using the weighted average number of outstanding shares of common stock and common stock equivalents from outstanding stock options (when dilutive using the treasury stock method). Common equivalent shares were excluded from the calculations of loss per share in the fiscal 1997 periods because the effect of including such shares in the computation would be anti-dilutive. Primary and fully diluted earnings per common share were substantially the same in all periods presented.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information below, which anticipates the Company's results of operations for fiscal periods after the quarter ended December 31, 1996, contains forward-looking statements that involve a number of risks and uncertainties. The Company's quarterly operating results have fluctuated significantly in the past, and may fluctuate in the future, due to a number of factors, including the number, size and timing of customer orders, the timing and market acceptance of the Company's new products, the level and pricing of international sales, foreign currency exchange rates, changes in the level of operating expenses, technological advances and new product introductions by the Company's competitors and competitive conditions in the industry. In addition, the sales cycle for the Company's products is lengthy and unpredictable depending upon the interest of the prospective customer in the Company's products, the size of the order, the decision-making and acceptance procedures within the customer's organization, the complexity of implementation and other factors. The Company's operating results may also vary significantly due to seasonal trends, as a result of efforts by the Company's direct sales personnel to meet annual quotas, lower international revenues in the summer months when many European businesses experience lower sales, the establishment of calendar year capital budgets by prospective customers, as well as other factors.

RESULTS OF OPERATIONS

     The Company generates revenues principally from licensing the rights to use its software products to end users and from sublicense fees received from resellers. The Company also generates service revenues from consulting and training activities performed for license customers and maintenance revenues from support and software update rights.

     For the periods indicated, the following table sets forth the percentage of total revenue represented by the respective line items in the Company's condensed consolidated statements of operations (unaudited):

                                                           FOR THE THREE       FOR THE NINE
                                                           MONTHS ENDED        MONTHS ENDED
                                                           DECEMBER 31,        DECEMBER 31,
                                                          ---------------     ---------------
                                                          1996      1995      1996      1995
                                                          -----     -----     -----     -----
    REVENUES:
      Licenses..........................................   51.8%     67.8%     51.3%     77.0%
      Services..........................................   48.2      32.2      48.7      23.0
                                                          -----     -----     -----     -----
                                                          100.0     100.0     100.0     100.0
                                                          -----     -----     -----     -----
    OPERATING EXPENSES:
      Cost of services..................................   28.0      12.7      31.2       8.3
      Sales and marketing...............................   77.8      39.9      76.0      46.9
      Research and development..........................   27.9      15.5      28.1      18.6
      General and administrative........................   24.5      16.1      25.0      13.6
                                                          -----     -----     -----     -----
              Total operating expenses..................  158.2      84.2     160.3      87.4
                                                          -----     -----     -----     -----
    Operating income (loss).............................  (58.2)     15.8     (60.3)     12.6
                                                          -----     -----     -----     -----
    Interest income, net................................    6.7       7.8       7.9       5.6
                                                          -----     -----     -----     -----
    Income (loss) before provision for income taxes.....  (51.5)     23.6     (52.4)     18.2
    Provision for income taxes..........................     --       0.9       0.1       0.6
                                                          -----     -----     -----     -----
    Net income (loss)...................................  (51.5)%    22.7%    (52.5)%    17.6%
                                                          -----     -----     -----     -----

     Total revenues for the quarter ended December 31, 1996 were $5,664,000 compared to $6,997,000 for the same quarter of the previous year. The lower revenues were due to $1,814,000 lower license revenues, partially offset by $481,000 higher service revenues. Total revenues for the nine months ended December 31, 1996 were $15,777,000 compared to $16,830,000 for the same nine-month period of the previous year. The lower total revenues were due to $4,867,000 lower license revenues, partially offset by $3,814,000 higher service revenues associated with the increasing contribution of maintenance revenues from a larger installed base of customers and from professional services rendered to customers.

     License revenues were $2,933,000 or 52% of total revenues and $8,098,000 or 51% of total revenues for the three and nine-month periods ended December 31, 1996, respectively, compared to $4,747,000 or 68% of total revenues and $12,965,000 or 77% of total revenues for the same periods last year, respectively. The lower license revenues were primarily attributable to; the timing of guaranteed sublicense fees from the non-exclusive OEM and distribution agreement with Amdahl Corporation ("Amdahl"), which provided no such fees in the current fiscal year, and $1,850,000 and $5,550,000 in the three and nine-month periods ended December 31, 1995, respectively, the lengthening of direct sales cycles and smaller initial contract sizes committed to by customers caused by competitive factors in the marketplace, as well as long lead times required to close the larger, more complex indirect sales transactions. Revenues from indirect channels were 38% of total revenues for the three-month period ending December 31, 1996 and 30% for the comparable period of the prior year. The increase in revenues from indirect channels as a percentage of total revenues for the three month period this year was due to lower total revenues. Indirect channels provided 41% of total revenues for the nine-month period ended December 31, 1996 and 43% for the comparable period of the prior year. The decrease in revenues from indirect channels as a percentage of total revenues for the nine-month period ending December 31, 1996 over the comparable period of the prior year was primarily due to revenue provided by the Amdahl agreement in the prior year. The Company anticipates revenues from indirect channels to grow as a percent of total revenues as the Company develops the indirect channel.

     Service revenues were $2,731,000 and $7,679,000 for the three and nine-month periods ended December 31, 1996, respectively, compared to $2,250,000 and $3,865,000 for the three and nine-month periods ended December 31, 1995, respectively. The higher service revenue for the three and nine-month periods ended December 31, 1996 compared to the same periods last year were due primarily to the Company's agreement with International Business Machines Corporation ("IBM") signed in December 1995, which provides payment for ongoing services through the fourth quarter of fiscal 1997. For the three and nine-month periods ended December 31, 1996, service revenues provided by the IBM agreement were $1,267,000 and $3,801,000, respectively. In addition, the higher service revenues reflect higher maintenance fees associated with a growing installed base and higher fees from services performed by the Company's professional services staff. The Company expects maintenance revenues to grow moderately throughout the remainder of the current fiscal year, however, consulting revenues will decline significantly upon the expiration of the IBM contract.

     Cost of services includes the direct and indirect costs of providing training, technical support and consulting services to the Company's customers. Cost of services consists primarily of payroll and benefits for field engineers and support personnel, other related overhead and third-party consulting fees. Cost of services were $1,586,000 or 58% of service revenues for the quarter ended December 31, 1996, and $4,925,000 or 64% of service revenues for the first nine months ended December 31, 1996 compared to $891,000 or 40% of service revenues and $1,393,000 or 36% of service revenues for the same periods last year, respectively. The higher cost of services in the three and nine-month periods ended December 31, 1996, as compared to the same periods for the prior year, was primarily due to the increase in the professional services staff and the related cost of training new personnel resulting from the Company's decision in the third quarter of the last fiscal year to formalize its professional services organization to support the anticipated growth in the customer base. The Company expects cost of services as a percent of service revenues to remain approximately at the same percentage rate throughout fiscal 1997. The cost of services as a percentage of service revenues is expected to increase after the agreement with IBM expires in March 1997.

     Sales and marketing expenses consist primarily of salaries, related benefits, commissions, travel and other costs associated with the Company's sales and marketing efforts. Sales and marketing expenses were $4,409,000 or 78% of total revenues and $11,985,000 or 76% of total revenues for the three and nine-month periods ended December 31, 1996, respectively. This compares to $2,789,000 or 40% of total revenues and $7,899,000 or 47% of total revenues for the same periods last year, respectively. Employees were added to the sales and marketing departments accounting for the higher payroll expense and related higher travel expense in the fiscal 1997 first and second quarters. The additional personnel were hired to develop the indirect distribution channels, including opening distribution in Japan and in Latin America, and to expand the direct sales and pre-sales field engineering staffs in both the U.S. and in Europe. During the three month period ended December 31, 1996, the Company held a series of seminars performed across the country. The cost of advertising and performing the seminars was charged to the period. The Company is developing a plan to reduce operating expenses. The plan may result in a restructuring charge in a subsequent quarter. The Company does not expect sales and marketing expenses to increase for the remainder of the fiscal year.

     Research and development expenses consist primarily of salaries, related benefits, consultant fees and other costs associated with the Company's research and development efforts. Research and development expenses were $1,580,000 or 28% of total revenues and $4,436,000 or 28% of total revenues in the three and nine-month periods ended December 31, 1996, respectively, compared to $1,085,000 or 16% of total revenues and $3,134,000 or 19% of total revenues for the same periods last year, respectively. The higher expenses for the three and nine-month periods of this fiscal year were primarily due to the hiring of additional employees in the department to support ongoing and new product development, the development of Enterprise Desktop Manager(TM) ("EDM") for different platforms, the development of EDM "Adapters" and research and development relating to the Company's intranet and internet activities. Additional employees were also hired within the quality assurance and documentation departments. The Company will continue to channel resources into product development but does not anticipate further increases in research and development expenses in the subsequent quarter.

     General and administrative expenses consist primarily of salaries, related benefits, travel and fees for professional services such as legal and accounting. General and administrative expenses were $1,384,000 or 25% of total revenues and $3,949,000 or 25% of total revenues for the three and nine-month periods ended December 31, 1996, respectively, compared to $1,125,000 or 16% of total revenues and $2,291,000 or 14% of total revenues for the same period of last year, respectively. The primary reason for the higher expenses were due to the hiring of additional employees in connection with building the infrastructure for the anticipated growth of the Company's business, including increases in accounting, purchasing and data processing departments, and higher expenses for professional fees.

     Net interest was $378,000 and $1,255,000 for the three and nine-month periods ending December 31, 1996, respectively, compared to $545,000 and $939,000 for the same periods of last year, respectively. Interest income is comprised primarily of interest earned on the Company's cash equivalents and marketable securities. Interest income decreased for the three month period ended December 31, 1996 compared to the same period in the prior year due to lower average cash and securities balances in the current year. Interest income increased for the nine-month period ended December 31, 1996 over the comparable period for the prior year as a result of interest income earned on the investment of the proceeds from the sale of common stock in the Company's initial public offering in July 1995. Interest income is offset by interest expense and bank fees.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operations for the nine months ended December 31, 1996 was $8,843,000 compared to cash provided by operations of $5,964,000 for the same period last year. This increase in cash used in operations of $14,807,000 was primarily due to the reported net loss of $8,283,000 compared to a net profit of $2,956,000 last year, and the decrease in deferred revenue of $3,226,000 during the current nine-month period compared to an increase in deferred revenue of $3,981,000 in the same period last year. The decrease in operating cash flows was partially offset by a decrease in accounts receivable in fiscal 1997.

     As of December 31, 1996, the Company had working capital of $28,987,000, including $26,436,000 of cash and short-term marketable securities. In addition, at December 31, 1996, the Company had invested $3,195,000 in long-term marketable securities. The Company has a revolving line of credit which permits unsecured borrowings up to $2,000,000 through August 1997. As of December 31, 1996, $360,000 was outstanding under the line of credit and the Company was in compliance with the terms of the agreement.

     Property and equipment expenditures for the nine months ended December 31, 1996 were $1,128,000. The Company has no material commitments to purchase property and equipment and expects to purchase property and equipment throughout the remainder of the year at a rate consistent with the first nine months of fiscal 1997.

     During the first quarter of fiscal 1997, the Board of Directors approved the repurchase of up to 500,000 shares of the Company's stock on the open market. During the quarter ended December 31, 1996, $888,000 was expended to repurchase common shares. The Company expects to purchase additional shares of its common stock throughout the remainder of the fiscal year.

     Although it is difficult for the Company to predict future liquidity requirements with certainty, the Company believes that its existing cash and marketable securities balances, together with cash from operations and funds available under the existing line of credit, will be adequate to finance its operations for the next twelve months.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

     27 Financial Data Schedule

     (b) The Company has not filed any Form 8-K during the quarter ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 14, 1997                  NOVADIGM, INC.

                                          By:       /s/ WALLACE D. RUIZ
                                          --------------------------------------
                                                     Wallace D. Ruiz
                                             Vice President & Chief Financial
                                                         Officer
                                              (Principal Financial and Chief
                                                   Accounting Officer)

                                EXHIBIT INDEX

          Exhibit
            No.                 Description
          -------               -----------
            27           Financial Data Schedule