Form 10-K405
period 1997-03-31
NOVADIGM INC
filed 1997-06-27
CIK 888358

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

   FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION PERIOD FROM                            TO
                        COMMISSION FILE NUMBER: 0-26156

                                 NOVADIGM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     22-3160347
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)
 185 BERRY STREET, SUITE 3515, SAN FRANCISCO,                     94107
                       CA
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                                 (415) 541-8420
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on May 31, 1997, as reported on Nasdaq National Market was approximately $55,372,831. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliates status is not necessarily a conclusive determination for other purposes.

     On May 31, 1997, there were 17,316,391 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the Annual Meeting of Stockholders which is scheduled to be held September 12, 1997.

================================================================================

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
PART I
     Item 1.   Business................................................................    3
     Item 2.   Properties..............................................................   13
     Item 3.   Legal Proceedings.......................................................   14
     Item 4.   Submission of Matters to a Vote of Securities Holders...................   14

PART II
     Item 5.   Market for the Registrant's Common Stock and Related Stockholder
                 Matters...............................................................   14
     Item 6.   Selected Financial Data.................................................   15
     Item 7.   Management's Discussion and Analysis of Financial Condition and Results
                 of Operations.........................................................   16
     Item 8.   Financial Statements and Supplementary Data.............................   23
     Item 9.   Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure..................................................   23

PART III
     Item 10.  Directors and Executive Officers of the Registrant......................   24
     Item 11.  Executive Compensation..................................................   24
     Item 12.  Security Ownership of Certain Beneficial Owners and Management..........   24
     Item 13.  Certain Relationships and Related Transactions..........................   24

PART IV
     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K........   24

SIGNATURES.............................................................................   26

POWER OF ATTORNEY......................................................................   27

SIGNATURES.............................................................................   27

     "Novadigm" and "Novadigm Enterprise Desktop Manager" are registered trademarks of Novadigm, Inc., and "Enterprise Desktop Manager," "EDM: Manager," "EDM: Administrator," "EDM: Server," "EDM: Client" and "Cybervalet" are trademarks of Novadigm, Inc. This filing also includes trademarks of companies other than of Novadigm Inc.

     Novadigm, Inc. is not affiliated with Novadyne Computer Systems, Inc. of Reston, Va.

                                     PART I

     This report includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

ITEM 1.  BUSINESS

     Novadigm, Inc. ("Novadigm" or the "Company") is a provider of automated software management solutions for large-scale client/server and internet computing environments. The Company's products, collectively known as the Enterprise Desktop Manager(TM) ("EDM"), provide Information Technology ("IT") driven organizations with a "desired-state" automation platform that reduces the time-to-deploy software across client/server, intranet or extranet networks and lowers the total-cost-of-ownership of managing rapidly changing desktop configurations for thousands of users. Novadigm's customers include Fortune 2000 IT organizations in the financial services, transportation, telecommunications, healthcare, and utilities industries; government agencies; large independent software vendors; and IT service providers. These organizations use the Company's patented "fractional differencing" technologies to ensure that the right components of software are always available to the right users at the right time without requiring administrative or user intervention. To construct this environment, the Company's professional services organization and network of certified service partners provides project management, systems implementation and training services.

BACKGROUND

     Novadigm's software management solutions address well-defined emerging segments of the client/server and internet management marketplaces. This segment, commonly characterized as the Electronic Software Distribution ("ESD") market, describes a class of software that automatically transports, configures, tracks, maintains and updates application resources; including its data, programs, files, content and objects; across local-area networks ("LANs"), wide-area networks ("WANs"), and the World-wide Web ("WWW"). ESD software also address the requirements for installing software or enabling links for distributed users of these applications that rely on personal computers ("PCs") or network computing devices ("NCs") as their primary interface to the application software.

     Recently popularized as "Push ESD" tools, this class of software has evolved over the last decade to become an integral component of strategic IT management issues:

          Total-Cost-of-Ownership of PCs. With industry analysts estimating that IT is investing as much as $10,000 per desktop per year in administering PC software configurations, including operating system migrations, shrink-wrap tools deployment, and business application support, ESD automation provides a significant impact on reducing overall support costs.

          Client/Server Application Management. With these applications now representing key competitive advantages for business operations, the requirement for ESD solutions that improve the overall efficiency, reliability, availability and serviceability of these applications provide significant impacts on shortening the time-to-market.

          Internet Content Management. For Web-enabled services that rely on up-to-the-minute updates of content for service subscribers, ESD solutions provide a central vehicle for managing the dynamic configuration changes required to keep the service current.

     Increasingly the software applications being managed in these environments are designed to automate mission-critical operations of the business. As a result, the data that fuels these organization's core Information Systems are now widely distributed and require frequent update. ESD solutions reduce the complexity of deploying and administering these new distributed software configurations, thereby increasing the reliability, serviceability and availability of these strategic IT assets.

     Many vendors have responded by introducing an assortment of ESD products to the marketplace. Typically provided as an operating environment plug-in utility for PC operating systems, Web browsers, LAN administration suites, or network/systems management frameworks, these products are generally based on point-to-point file transfer technology together with an automated scheduling program that directs file transfer "events" targeted to network nodes and a procedural "scripting" language to perform installation procedures at the identified destination. The implementation of these products is dependent upon an administrator who must create or modify lists of specific users and corresponding files to be sent to such users, and who must script programs to control and customize the installation of the files once they reach their identified destination.

     In small, relatively simple networks with low rates of change, this "list/event" approach is an improvement over manual software installation. However, the time, complexity and cost of implementing the list/event approach increases dramatically in large-scale client/server and internet computing environments. Rather than automating the complex processes necessary for management of the distributed software on client desktops and servers, typical ESD products simply automate the transportation events for individual components, requiring an IT administrator to manually perform the configuration, change and policy activities needed to prepare the list and event input required for file transfer control and installation. These "semi-automated" activities become impracticable to perform properly when applied to computing environments that include thousands of users deployed across widely dispersed geographical locations with platforms, network protocols, applications, systems software and databases that may vary significantly within a particular location or user group.

     As a result, the rapid evolution of client/server and internet computing architectures is now obsoleting these first generation "list/event" approaches, creating the need for a new class of software management solutions. With the core computing assets of IT moving out of the back office onto employee desktops and into homes and virtual offices, the focus of the ESD process has shifted from a centralized management model, where management software focused only on securing access to the data and related network equipment, to a distributed model, where object-based environments are required to manage different copies of the software residing across multiple servers and individual user desktops. The "end-to-end" process of automating software deployment, configuration and change management has now emerged as the new and critical ESD automation need.

     "Desired-state" software management addresses these new needs by providing IT professionals with an automated process that compares the current "actual-state" of each distributed software configuration with a "desired model" of what an individual user, workgroup, department, or internet consumer's software configuration should look like. The resulting differences determine what updates are required, triggering an automated, granular change process for installing applications on distributed servers and desktops based on current user configuration requirements, available versions and access policy entitlements.

     In view of these fundamental limitations of traditional ESD products and with the widespread adoption of the client/server and internet models in medium and large organizations for business applications, the Company believes that the requirements for software management technologies that effectively address the desired-state automation process across large-scale networks is the key enabling technology for providing comprehensive ESD services. This technology must be highly adaptable to the customer's existing base of installed computing platforms and application portfolio, and easily extensible to facilitate the orderly and timely adaptation of customer IT infrastructures and applications to dynamic business needs and IT opportunities.

THE NOVADIGM SOLUTION

     Novadigm offers an automated solution for software management to medium and large organizations with business-critical client/server or internet computing environments. The Company's products are based on the "desired-state" model for automation and include two main components -- an ESD Infrastructure that distributes software management intelligence across more than 16 platforms; and, an integrated suite of configuration, change, version, distribution, security and asset management applications that automatically deploy and synchronize software components residing on thousands of distributed desktops and servers.

     The Company's products, EDM and currently under development internet products, are highly scalable, interoperable and adaptable, and are designed to allow IT professionals and IT service providers to effectively manage complex software configurations across any large-scale public and private network computing configuration using whatever service provider policies are to be enacted for controlling the distribution of client/server software or internet content. The following are key attributes of the EDM solution that distinguish EDM from other software management products:

          Desired-State Automation. EDM addresses the challenges of the client/server and internet models of computing through the use of object-oriented technology, a technique by which software "objects" -- collections of data and procedures for processing that data -- are used as building blocks to model real-world objects and systems. The use of object-oriented technology throughout the EDM infrastructure and applications allows all EDM activities to be controlled on a fully automated basis from a single integrated "desired-state model" of an IT environment. This model organizes and contains all information concerning how activities are performed and how distributed objects are to be implemented. As a result, extremely large and complex configurations of software components can be automatically deployed and maintained across all EDM supported "client" platforms simply by comparing the desired-state model to a dynamic discovery of the "actual-state" of the individual computing device, application, or service.

          Dynamic configuration and change management. Using the desired-state automation platform, EDM can automatically distribute software program versions specific to the individual client environment and install them as dictated by administrative policies. As program versions and client environments change, the affected clients "actual-state" is differenced and reconfigured to correspond to the desired-state of operation, thus automating administrative change processes while continuously verifying the accuracy of client configurations.

          Policy-based controls and auditability. EDM's use of object technology for policy-based control allows customers to efficiently and concisely define and maintain policies controlling the deployment of software to authorized clients. For example, an IT administrator may implement a policy permitting access to certain financial databases only to a selected workgroup within an organization's finance department. Changes to policies implemented within EDM or derived by EDM from external sources cause components to be automatically installed or de-installed on all affected clients. Administrative control over any EDM object can be distributed as appropriate to designated users across a customers organization, thus ensuring that only authorized persons can change usage policies or application components.

          Scalability and performance. EDM's patented "fractional differencing" technology automatically calculates the effects of policy, component and client environment changes upon each client platform, and in connection with each calculation, automatically transports only the changed software components for each client. By using an object-level differencing calculation, EDM eliminates the manual listing and scripting activities required by traditional ESD approaches, where administrators must either calculate and program the effect of changes on each desktop, or assume that all changes must be sent to every desktop, with resulting impact on network traffic (as well as on reliability and auditability, since that assumption is usually incorrect). Once the differencing process has calculated the precise changes needed by each desktop, EDM's distributed object transport allows transported components to be automatically "cached" at multiple locations and transported using a combination of network protocols simultaneously to further optimize network performance.

     The Company believes that its technology and products establish a new standard for software management and provide its customers with an effective means for managing large-scale client/server and internet computing environments. The Company also believes that the technology embodied in the Company's EDM products provides significant improvements over the list/event approach used by competitive vendors of ESD products. These improvements include the complete automation of the deployment and ongoing change management requirements of distributed software, enhanced scalability to support the high number of servers and desktops found in large organizations and significant reductions in cost through elimination of manual installation and administration procedures, with resulting high levels of system reliability, availability, serviceability and auditability.

THE NOVADIGM STRATEGY

     The Company's objective is to be the leading provider of automated software management solutions to medium and large organizations that are deploying new software into their client/server and internet computing environments. Key components of the Company's strategy are to focus on:

          Maintaining Technology Leadership in Client/Server Computing and Expanding into Internet Computing. The Company has developed and patented unique "desired-state" modeling and "fractional differencing" technologies for software management that the Company believes distinguish its products from those of other vendors. The Company's products are object-oriented throughout and incorporate patented technologies to enable a highly automated, scaleable infrastructure that are required for managing the initial deployment and ongoing maintenance of applications. The Company plans to continue investing significant resources in research and development, both to enhance the features and functionality of its existing EDM product base and to develop new products, particularly products that address the unique requirements of the internet environment.

          Penetrating the High-end of the ESD Marketplace. The Company's comprehensive management infrastructure and patented technologies are key requirements for medium and large organizations with complex network computing environments and thousands or tens of thousands of users and consumers requiring ESD services. The Company's customer base is predominantly based in the Fortune 2000. The Company's strategy is to continue to concentrate on exploiting the product strengths of EDM in the high-end of the enterprise computing marketplace and to develop new enhancements and new products that are responsive to the software management needs of these organizations.

          Managing Business-critical Applications, particularly in Financial Services. The Company's products provide a sophisticated change and configuration management environment that is a key requirement for organizations deploying software that must be updated frequently to align it to dynamic business requirements. These characteristics are inherent to the new class of business applications, particularly in the financial services industry, where content represents the competitive sales advantage and/or customer service interface. The Company's strategy is to identify and customize its product offerings to address the specific requirements of managers of these types of applications.

          Distributing through Integrated Service Provider Channels, Largely Indirect. In order to penetrate the global market for software management, the Company has established service-oriented channels of distribution: a direct field sales organization that includes sales professionals, account managers and professional service consultants; and, selected indirect sales channels of OEMs, VARs, systems integrators, distributors and smaller resellers. The Company's strategy intends to expand these indirect channels of distribution, with particular emphasis on resellers that provide broader product and systems integration service offerings both domestically and internationally.

     To support the Company's market leadership objective, the Company intends to utilize multiple products, services and distribution channels to create compelling value propositions for those segments of the ESD market which represent the best match of market opportunity to Novadigm's unique capabilities.

PRODUCTS

     The Company's EDM solution provides IT professionals with a distributed, object-oriented management platform and a comprehensive environment of automated software management applications for deploying, configuring, securing, and changing complex client/server and internet software across thousands of desktops and servers. The product includes four major technologies:

          ESD Infrastructure. A management platform that distributes and synchronizes intelligent managers across the network, including central servers, department servers, local-area networks, Web servers, PCs, browsers and remote computing devices. This platform provides the framework for automating the management of distributed software.

          Desired-State Automation Technology. An engine that fuels the infrastructure by enabling very rapid, granular and precise comparisons of the differences between the actual configuration of distributed software and the required configuration based on a central, policy-based model for deployment.

          Integrated Software Management Suite. An administrative environment for content providers, service providers, applications managers and systems administrators to define construct and distribute the "desired-state" model.

          Adapters for Third Party Products. Plug-in components that extend the EDM environment to interface, integrate, or encapsulate third party products or processes to support the deployment or configuration cycle.

     EDM's ESD Infrastructure is a management platform comprised of four integrated components: EDM:Manager, EDM:Administrator, EDM:Server and EDM:Client.

          EDM:Manager is the central component of EDM. A multi-domain object repository and engine, EDM:Manager configures and synchronizes distributed objects -- application components, desktop configurations, policy relationships -- across the enterprise. Using EDM:Administrator, EDM:Manager's central database repository, stored on an enterprise server, is configured to automatically manage the transfer of objects to and from EDM:Server environments and EDM:Client desktops.

          EDM:Administrator is an object-oriented systems management facility that IT administrators use to configure EDM:Manager. EDM:Administrator's graphical user interface ("GUI") makes it easy to work with the objects stored on EDM:Manager's central repository. IT administrators drag and drop object icons to change desktop configurations, to distribute new versions of software applications or to establish or revise access policy relationships.

          EDM:Server is a multi-purpose, intermediate object server for coordinating the management of EDM:Client desktops. Residing on a local-area or department network, EDM:Server enables a multi-tiered distribution environment, accessing and staging distributed software configurations from the EDM:Manager on distributed platforms and using high-speed LAN communications to update EDM:Client desktops.

          EDM:Client provides an object-oriented environment for configuring and changing distributed software components at the desktop. Operating as an extension of the PC operating environment, EDM:Client automatically discovers current desktop contents and synchronizes application versions with new or updated configurations residing on EDM:Server or EDM:Manager.

     The EDM platform is distributed across 16 computing platforms:

    COMPONENT                               PLATFORMS
------------------  ---------------------------------------------------------
EDM:Manager         AIX, HP-UX, MVS, SUN, NCR, Windows NT, OS/2
EDM:Administrator   Windows, Windows95, Windows NT, OS/2, AIX, HP-UX, SUN,
                    NCR, and Macintosh
EDM:Server          Novell, AIX, HP-UX, SUN, NCR, Windows NT, OS/2
EDM:Client          Windows, Windows95, Windows NT, OS/2, DOS, AIX, HP-UX,
                    SUN, NCR, Macintosh, Navigator, Explorer, Java

     Communication between components is supported through a variety of protocols, including HTTP, TCP/IP, SNA, IPX, and NetBIOS.

     EDM's Desired-State Automation Platform is comprised of a patented process for integrating three separate disciplines dynamically at the time of a software configuration update:

          Hardware/Software Discovery Process. A facility that dynamically audits desktop contents on an on-demand basis, creating inventory summaries of the hardware and software contents of individual users, workgroups, or departments for use in updating configurations.

          Policy Management Authentication. A facility that dynamically determines access policy entitlements to applications or services by job function, geographic differences and/or hardware configurations.

          Application Content Verification. A facility that dynamically determines the current available versions of applications or services and updates to content that have occurred since the system was deployed.

     EDM's "desired-state" process compares the current "actual-state" of each of these three dimensions with the "desired model" of what an individual user, workgroup, department, or internet consumer's software configuration should look like. The resulting differences dynamically determine what updates are required.

     The EDM Software Management Suite is comprised of the applications that actually manage the process of defining the model and enabling the automation process. It includes six integrated applications: Configuration Management, Change Management, Version Management, Distribution Management, Security Management and Asset Management:

          Configuration Management. Enables systems administrators to assign software and services to individual users or workgroups by "connecting" them as related objects. EDM automatically decides "who gets what" according to defined provider management policies, job functions, geographic differences and hardware configurations. This process replaces the need for manual desktop setup procedures.

          Change Management. Automates the process of identifying, packaging, delivering and controlling versions of configuration updates to the desktop. When an application component, management policy or client desktop environment changes, EDM uses "object differencing" technology to synchronize changes automatically at the object level, thereby ensuring that actual desktop contents conform to authorized configurations.

          Version Management. Integrates configuration and change management together with application development activities that generate new versions of software programs, providing the automatic deployment of new versions of programs without manual intervention.

          Distribution Management. Integrates the configuration and change management process by providing facilities to transport, install or de-install, activate, synchronize, present and execute new or changed applications on the desktop automatically according to authorized configurations. Object-oriented (as opposed to file-oriented) transport methods make the distribution process conceptually easier by permitting the encapsulation of files or application scripts into objects.

          Security Management. Ensures that enterprise security policies are taken into account when controlling sessions on, or distributing software applications to, client desktops. Using direct interfaces to existing enterprise security packages, EDM eliminates the need for manual, list-based security processes or third-party PC security alternatives.

          Asset Management. Provides facilities for auditors, license administrators or help-desk support personnel to audit desktop contents on a periodic or on-demand basis. Inventory reports can be generated by user, workgroup, department or enterprise-wide, eliminating the need for manual desktop inventory procedures.

     Extensions for EDM, EDM Adapters allow customers, systems integrators and independent software vendors ("ISVs") to incorporate development, systems management and desktop tools into the EDM environment. EDM Adapters are now available for:

          Network/Systems Management. To integrate EDM's distribution management directly into the event console, adapters are available for IBM/Tivoli's TME10 and CA-Unicenter.

          Problem/Help Desk Management. To integrate EDM's configuration management with problem management environments, adapters are available for Remedy's AR System.

          LAN/Desktop Management. To integrate EDM's policy-based deployment with local area discovery and distribution, adapters are available for Microsoft's SMS, Intel's LANDesk, and IBM's CID.

          Application Management. To integrate development environment configuration management directly to the distribution process, adapters are available for Atria's ClearCase Intersolv PVCS, Powersoft PowerBuilder, Oracle Developer/2000, and Informix New Era.

     The entire EDM Architecture allows these processes to be easily integrated as objects in the EDM:Manager central repository, automatically integrated into EDM's "desired-state" management process for deploying software, and managed enterprise-wide from an EDM:Administrator workstation using simple Windows-like "drag and drop" or "tree view" connections.

CUSTOMERS AND APPLICATIONS

     The Company's principal customers include medium to large business organizations with widely deployed and complex client/server and internet computing environments. As of March 31, 1997, the Company's EDM products had been licensed directly by the Company or through distributors to 123 customers.

     During fiscal 1997, the Company had two customers, each of whom accounted for over ten percent of the total revenues. International Business Machines Corporation ("IBM") (see "Customer Service and Support"), accounted for approximately 23% of the Company's revenues for fiscal 1997, and Amdahl Corporation ("Amdahl"), an OEM and distributor of the Company's products (see "Sales and Marketing"), accounted for approximately 16% of total revenues for fiscal 1997.

SALES AND MARKETING

     The Company markets its software and services using a distribution model that includes its direct sales force and indirect channels comprised of OEMs, VARs, and systems integrators, in North America, Europe, the Pacific Rim, South America and South Africa. The Company's North American direct sales and worldwide indirect sales activities are managed from the Company's offices in San Francisco, California; and its European direct sales activities are managed from the Company's facilities in Paris, France. For fiscal 1997, revenues from direct and indirect sales accounted for 58% and 42%, respectively, of total revenues, and revenues from domestic and international sales accounted for 82% and 18%, respectively, of total revenues. The Company expects indirect sales and international sales to increase as a percentage of total revenues.

     The Company's direct sales activities have emphasized improvements in the identification and generation of qualified prospective customer leads at the beginning phase of the sales cycle through concentration on directed telemarketing and teleprospecting activities. The leads generated from the telemarketing process are given to the Company's sales organization, which is divided into specialized teams of pre-sales specialists, account managers and professional service consultants that work together to provide an integrated "solution selling" approach to the customer. These teams utilize local VARs retained by the Company and trained as "Novadigm Certified Partners" ("NCPs") where necessary. The Company's indirect channel organization is based on business arrangements with OEMs, VARs, systems integrators and distributors which are selected and trained by the Company to provide marketing and post-sale support, maintenance and service for the Company's products. These business arrangements are also useful to the Company in identifying product enhancements and developments that are responsive to customer and market requirements. The Company believes that it has been successful in minimizing marketing conflicts between its direct and indirect sales channels.

     In June 1995, the Company entered into a seven-year, non-exclusive OEM and distribution agreement with Amdahl. Under the agreement, Amdahl can sublicense EDM throughout the world as part of its bundled solution and sublicense EDM stand-alone to a limited worldwide market. Novadigm agreed to provide limited technical support and training. The agreement required Amdahl to pay the Company $8 million in non-refundable, guaranteed sublicense fees and bundled support in quarterly installments during the first year of the agreement, fiscal 1996; and $4 million in the last quarter of both fiscal 1997 and fiscal 1998. The agreement was revised in March 1997, instead requiring Amdahl to pay $2 million in non-refundable, guaranteed sublicense fees and bundled support in the last quarter of fiscal 1997; minimum additional sublicense fees of $2 million during fiscal 1998; and minimum additional sublicense fees of $3 million in both fiscal 1999 and fiscal 2000. In the event of a change of control of the Company, the revised agreement allows Amdahl the right to terminate the agreement and recover unused guaranteed sublicense fees at the time of termination, to the extent they were also outstanding on March 31, 1997. There can be no assurance that Amdahl will extend this agreement in subsequent years. The Company recognized $1.8 million in guaranteed sublicense fees from Amdahl in fiscal 1997.

     The Company to date has concentrated on establishing a market for its products in the North America, Europe, Japan, Brazil, South Africa and Australia. As part of the Company's strategy to expand its direct and indirect channels of distribution, the Company initiated expansion plans in the rest of the Pacific Rim as well as in Latin America in fiscal 1997. The marketing activities of the Company are designed to generate qualified leads and to supply the Company's sales channels with positioning, presentation materials, and product collateral to help generate and develop qualified customer prospects. Lead generation activities include seminars, trade shows, direct mailings, advertising and public relations activities.

CUSTOMER SERVICE AND SUPPORT

     To facilitate implementation and integration of its products, the Company offers a range of support programs and services that complement the Company's automated software management products.

     The Company provides all customers with telephone hotline, fax and E-mail access to its technical support staff, with additional support provided by the Company's NCPs, VARs, systems integrators and OEMs. The Company's technical support staff not only provides assistance in diagnosing problems, but works closely with customers to address systems implementation and integration issues and assists in increasing the efficiency of their enterprise systems. The Company also maintains a network bulletin board of custom EDM procedures, enhancements and maintenance that can be browsed and downloaded.

     The Company offers regional and on-site training programs covering object technologies and EDM implementation strategies to its customers, NCPs, VARs, OEMs and systems integrators.

     The Company's professional services organization and a growing number of independent certified EDM service providers are available to consult with customers on project planning and systems implementation and integration. Revenues from services accounted for 46% of fiscal 1997 total revenues.

     During fiscal 1996 the Company entered into an agreement with IBM which provided for ongoing consulting and support for a research project through March 1997, as well as resolution of outstanding disputes between the Company and IBM. The Company recognized $5.1 million in related consulting revenues during fiscal 1997. The agreement expired in March, 1997. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation).

PRODUCT DEVELOPMENT

     Since its inception, the Company has emphasized and made substantial investments in product development. In fiscal 1997, the Company's total research and development expenses were approximately $6.2 million. To date, the Company has not capitalized any software development costs.

     The Company anticipates that in the future, it will continue to commit substantial resources to research and development. The Company believes that its future success will depend in large part on its ability to maintain and enhance the functionality of its current line of products and to develop and introduce new products that keep pace with technological developments, achieve market acceptance and respond to an ever-expanding range of customer requirements. The Company intends to enhance its existing product offerings and to introduce new products for the enterprise systems management market. The Company's new product development effort is focused on products which address the unique requirements of the internet environment. In developing these new products and product enhancements, the Company makes extensive use of its own development tools and object-oriented technology. Although the Company expects to develop certain of its new products and product enhancements internally, the Company may acquire technology and/or products from third parties or consultants when considerations of time or cost dictate.

     If the next release of EDM or any potential new products and enhancements do not achieve market acceptance, or if for technological or other reasons, the Company is unable to develop, introduce and sell its products in a timely manner, the Company's business operating results will be materially and adversely affected.

COMPETITION

Competition in the ESD market is rapidly evolving. Current and prospective competitors of the Company generally fall into four categories:

          Network/Systems Management Framework Vendors. Including IBM/Tivoli, Computer Associates, and Hewlett-Packard, who offer tactical ESD tools as part of the suites.

          Application Management Vendors. Including IBM/Tivoli and Platinum Technologies, who offer ESD tools integrated with performance management environments.

          LAN/Desktop Management Suite Vendors. Including vendors like Microsoft, Intel, and McAfee, who offer workgroup-based ESD tools as part of a LAN administration package.

          Internet Push ESD Vendors. Including small start-ups like Marimba, BackWeb and DataChannel along with browser suppliers like Netscape and Microsoft who provide push distribution technologies as plug-in components for new internet infrastructures.

     Most of the Company's competitors have longer operating histories than does the Company, and many have significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger customer installed bases.

     The Company believes that it competes effectively in the high-end of the ESD market on the basis of its software management vision, desired-state technological innovation, product functionality and features, product quality and reliability, ease of product adoption and use, corporate and product reputation, end-user support and price. However, there can be no assurance that the Company will be able to continue to compete effectively in the software management market or that its profitability or financial performance will not be adversely affected by increased competition. Moreover, there can be no assurance that either existing or new competitors will not develop products that are superior to the Company's products or other technologies offering significant advantages over the Company's technology, which could have a material adverse effect on the Company's operating and financial results.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     In December of 1996, the Company was issued a patent from the U.S. Patent Office for the "desired-state" management process and "fractional differencing" technologies used in the Company's software management products. There can be no assurance that the Company will develop additional proprietary technologies that are patentable, that any issued patent will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. Moreover, there can be no assurance that protective measures taken by the Company will prevent misappropriation of its proprietary technology, and such measures may not preclude competitors from developing products with features similar to those of the Company's products. Furthermore, effective copyright and trade secret protection may be limited or unavailable under the laws of certain foreign jurisdictions. The Company also relies on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, contractual provisions and technical measures to protect its proprietary rights in its products.

     Although the Company believes that its products and trademarks do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company with respect to current or future products. Any such claims, whether with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or license agreements, provided such agreements were available on reasonable terms or at all.

     Defense of any lawsuit or failure to obtain any required license could have a material, adverse effect on the Company's business, operating results and financial condition. The Company believes, however, that given the rapid pace of technological change in the industry, factors such as the technical expertise, knowledge and innovative skill of the Company's management and technical personnel, the Company's name recognition, the timeliness and quality of the support services it provides and its ability to offer frequent product enhancements and to develop, introduce and market new products are more significant in maintaining the Company's competitive technology leadership position.

EMPLOYEES

     As of March 31, 1997, the Company had a total of 174 employees, including 53 in product development, 102 in sales and marketing, 19 in general and administration. A total of 148 employees are based in the United States and 26 employees are based in Europe. None of the Company's employees is represented by a labor union. The Company has not experienced work stoppages and considers its relations with its employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company as of March 31, 1997, were as follows:

        NAME            AGE                       POSITION                     OFFICER SINCE
--------------------    ---     ---------------------------------------------  -------------
Albion J. Fitzgerald    48      Chairman of the Board, Chief Executive              1992
                                  Officer, and President
Robert B. Anderson      41      Executive Vice President, Chief Operating           1992
                                  Officer, Secretary and Director
Michael P. Conti(1)     41      Vice President, North America Sales                 1994
Robert Ernens(2)        40      Managing Director, Europe                           1994
Joseph J. Fitzgerald    35      Vice President, Development                         1992
Thomas V. Harmon        50      Vice President, Operations                          1995
Stuart A. Jacobson      39      Executive Vice President, North America             1994
                                  Operations
Philip J. Myers         38      Vice President, Marketing                           1993
Wallace D. Ruiz         45      Vice President, Finance, Treasurer and Chief        1995
                                  Financial Officer

---------------
(1) Mr. Conti resigned as of March 31, 1997.

(2) Mr. Ernens resigned as of May 20, 1997.

     Albion Fitzgerald co-founded the Company in February 1992, serving as Chairman since that time, and currently as Chief Executive Officer and President. Mr. Fitzgerald has previously served as Chief Technology

Officer. In May 1990, Mr. Fitzgerald founded Fitzgerald Associates, the Company's predecessor, and served as the chief architect in the development of EDM technology.

     Robert Anderson joined the Company in June 1992 and currently serves as Executive Vice President, Chief Operating Officer, Secretary and as a director. From 1990 to 1992, Mr. Anderson served as Senior Vice President at Stratagem, an investment banking firm specializing in mergers, acquisitions and divestitures in the software industry.

     Michael Conti joined the Company in July 1994 as Vice President of North American Sales. For one year prior to joining the Company, he was Vice President, Sales of Image Business Systems, a start-up imaging company. Prior to that he spent four years as a regional vice president for Intersolv, Inc., a publicly held software company. Mr. Conti resigned from the Company effective March 31, 1997.

     Robert Ernens served as Managing Director of Novadigm Europe, SARL, a wholly-owned subsidiary of Novadigm, Inc. in Europe, since January 1994. Prior to joining the Company, Mr. Ernens served from August 1992 until December 1993 as an advisor to the board of Acme On Software SA, a French based system software distribution company that he founded in 1990. From August 1990 until July 1992, he served as Managing Director of Goal Systems International, the subsidiary of Goal Systems Inc., a publicly held software company. Mr. Ernens resigned from the Company effective May 20, 1997.

     Joseph Fitzgerald co-founded the Company in February 1992. Since that time he has served as Director of Development, and as of June 1996, Vice President of Development. Mr. Fitzgerald is the brother of Albion Fitzgerald.

     Thomas Harmon joined the Company as Vice President, Operations, in April 1995, after eighteen months directing Novadigm operations projects as a management consultant. From October 1988 through May 1993, Mr. Harmon was an independent management consultant at Montefiore Medical Center where he directed a project to implement major new clinical and financial systems.

     Stuart Jacobson joined the Company in August 1994 and currently serves as Vice President, Indirect Channels. Prior to joining the Company, Mr. Jacobson served as Managing Director, International and General Manager Worldwide Distribution for ViewStar Corporation, a private document management work flow software vendor. Mr. Jacobson has also held various sales and management positions at Oracle Corporation since 1986, including Group Manager of Asia Pacific Operation.

     Philip Myers joined the Company in December, 1993 as Vice President, Marketing after having supported the Company's initial product launch as a marketing consultant since October 1992. From November 1991 through December 1993 Mr. Myers was President of Marketing Strategic Services, a marketing consulting firm.

     Wallace Ruiz joined the Company in May 1995 as Vice President, Finance, Treasurer and Chief Financial Officer. From September 1993 until joining the Company, he was Vice President, Treasurer and Chief Financial Officer of Unisa Holdings, Inc., a designer, marketer, and retailer of women's fashion footwear. From June 1989 until August 1993, Mr. Ruiz was employed as Vice President and Chief Financial Officer of L. Luria & Son, Inc., a publicly held retail chain. Mr. Ruiz is a Certified Public Accountant. He is the brother-in-law of Albion Fitzgerald.

ITEM 2.  PROPERTIES

     The Company conducts its operations in the North America principally out of its facilities in Mahwah, New Jersey; Lisle, Illinois; San Francisco, California; and in Western Europe out of its facilities in Paris, France. The Company occupies approximately 26,911 square feet at its New Jersey facilities, which are used principally for product development, and sales and support; approximately 4,153 square feet in Illinois, which is used primarily for marketing, and sales and support; and approximately 1,800 square feet at its San Francisco, California facilities, which are used principally for financial and administrative functions. The Company's facilities in France are comprised of approximately 8,729 square feet and are used to support the Company's European operations. The Company also has sales and support offices in Bethesda (MD), Dallas

(TX), Larkspur (CA), Los Angeles (CA), Palo Alto (CA), Phoenix (AZ), and Pleasanton (CA). The Company has decided to close the facilities in Lisle, Bethesda, Larkspur (partial), Palo Alto, Phoenix, and Pleasanton and anticipates their closing by June 30, 1997.

ITEM 3.  LEGAL PROCEEDINGS

     On February 15, 1996, a complaint was filed by Novadyne Computer Systems, Inc. in the U.S. District Court of Northern California against the Company for trademark infringement and unfair competition. The complaint, among other things, sought to restrain and enjoin the Company from using its registered trademark, "Novadigm" as well as unspecified monetary damages. The parties have agreed to settle the complaint. The proposed settlement requires the Company to make a disclaimer of any relationship with the complainant for a period of one year. The Company's insurance carrier has notified the Company that under its policy it will indemnify the Company for damages and legal costs.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     The Company's stock has been traded on the Nasdaq National Market since the Company's initial public offering on July 13, 1995 under the Nasdaq symbol NVDM. The following table sets forth, for the periods indicated, the high and low closing sales prices for the Company's common stock as reported by Nasdaq:

                                                                         HIGH     LOW
                                                                         ----     ---
        FISCAL YEAR ENDED MARCH 31, 1996
        Second Quarter.................................................  $24      $16 3/8
        Third Quarter..................................................  $28  1/2 $15 1/8
        Fourth Quarter.................................................  $30  1/4 $12

        FISCAL YEAR ENDED MARCH 31, 1997
        First Quarter..................................................  $21  3/4 $12
        Second Quarter.................................................  $15      $ 5 1/2
        Third Quarter..................................................  $12  1/8 $ 5
        Fourth Quarter.................................................  $ 9  1/8 $ 3 7/8

     As of March 31, 1997, there were approximately 115 holders of record of the Company's common stock.

     The Company has never paid cash dividends on its common stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company is prohibited from paying dividends under its revolving line of credit agreement.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements and Notes to Consolidated Financial Statements and other financial information included elsewhere in this report.

                                 NOVADIGM, INC.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           YEAR ENDED MARCH 31,
                                         ---------------------------------------------------------
                                          1993        1994         1995        1996         1997
                                         -------     -------     --------     -------     --------
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Revenues
  Licenses.............................  $    --     $ 1,044     $  8,488     $18,755     $ 12,117
  Services.............................       --          82          840       6,241       10,261
                                         -------     -------     --------     -------     --------
          Total revenues...............       --       1,126        9,328      25,016       22,378
                                         -------     -------     --------     -------     --------
Operating Expenses:
  Cost of Services.....................       --          34          344       2,630        6,275
  Sales and Marketing..................      530       2,347        5,706      10,961       17,123
  Research and development.............    1,088       3,222        3,338       4,426        6,212
  General and administrative...........      270         474        1,392       3,230        4,979
  Compensation charge related to escrow
     shares(1).........................       --          --       18,900          --           --
  Restructuring charge(2)..............       --          --           --          --        1,829
                                         -------     -------     --------     -------     --------
          Total operating expenses.....    1,888       6,077       29,680      21,247       36,418
                                         -------     -------     --------     -------     --------
Operating income (loss)................   (1,888)     (4,951)     (20,352)      3,769      (14,040)
Interest income and other, net.........       22          52          122       1,428        1,597
                                         -------     -------     --------     -------     --------
Income (loss) before provision for
  income taxes.........................   (1,866)     (4,899)     (20,230)      5,197      (12,443)
Provision for income taxes.............       --          --           --         160           59
                                         -------     -------     --------     -------     --------
Net income (loss)......................  $(1,866)    $(4,899)    $(20,230)    $ 5,037     $(12,502)
                                         =======     =======     ========     =======     ========
Net income (loss) per common share.....  $ (0.18)    $ (0.38)    $  (1.40)    $  0.28     $  (0.72)
                                         =======     =======     ========     =======     ========
Weighted average common and common
  share equivalents....................   10,351      13,060       14,424      17,916       17,409

                                                              AS OF MARCH 31,
                                         ---------------------------------------------------------
                                          1993        1994         1995        1996         1997
                                         -------     -------     --------     -------     --------
CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents............   $2,008      $2,249       $1,012     $13,361      $ 7,984
  Working capital......................    1,853       2,091        3,879      29,831       24,983
  Total assets.........................    2,245       3,148        6,560      50,132       36,342
  Deferred revenue.....................       --         248          871       4,509          946
  Stockholders' equity.................    2,015       2,220        4,066      42,522       29,800

---------------
(1) Represents a non-recurring, non-cash compensation charge incurred upon the achievement of certain cash flow requirements under an escrow arrangement imposed on founders' shares in connection with the Company's public offering on the Vancouver Stock Exchange in September 1992. See Note 6 of Notes to Consolidated Financial Statements.

(2) See Note 10 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed under "Business Risks" below, that could cause actual results to differ materially from historical or anticipated results. In addition, reference should be made to other risk factors described from time to time in the Company's periodic reports filed with the SEC under the Securities Exchange Act of 1934, as amended.

OVERVIEW

     The Company designs, markets and supports an automated solution to software management in medium and large organizations with complex distributed computing environments. The Company was incorporated in February 1992. Through September 1993, the Company's primary efforts were devoted to product development. In October 1993, Version 1.0 of EDM was released for general availability. Since its first release, the Company has continued to develop EDM by adding new features, applications and platforms. Versions 2.0 and 2.1 of EDM were released in February and June 1994, respectively. In June 1995, the Company released Version 3.0 and in December 1995 and January 1997 released Versions 3.1 and 3.2, respectively.

     The Company generates license revenues from licensing the rights to use its software products to end users and sublicense fees from resellers (including certain guaranteed sublicense fees). The Company also generates service revenues from consulting and training activities performed for license customers and revenue from support and software update rights (maintenance).

     Revenues from perpetual software license agreements are recognized as revenue upon shipment of the software if there are no significant post-delivery obligations, payment is due within one year and collectibility is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. The Company enters into reseller arrangements that typically provide for sublicense fees payable to the Company based on a percent of the Company's list price. Reseller arrangements may include an initial non-refundable payment in the form of guaranteed sublicense fees. Guaranteed sublicense fees from resellers are recognized as revenue upon shipment of the master copy of all software to which the guaranteed sublicense fees relate if there are no significant post-delivery obligations, the reseller is creditworthy and if the terms of the agreement are such that the payment obligation is not subject to price adjustment, is non-cancelable and non-refundable and due within 90 days. These guaranteed sublicense fees are applied against sublicense fees reported by the reseller in relicensing the Company's products to end users. The Company recognized $1.9 million in guaranteed sublicense fees under all such agreements in 1995, $8.0 million in 1996, and $6.0 million in 1997.

     Revenues for maintenance are recognized ratably over the term of the support period. If maintenance is included in a license agreement, such amounts are unbundled from the license fee at its fair market value based on the value established by independent sale of such maintenance to customers. Consulting revenues are primarily related to implementation services performed under separate service arrangements related to the installation of the Company's software products. Such services generally do not include customization or modification of the underlying software code. If included in a license agreement, such services are unbundled at their fair market value based on the value established by the independent sale of such services to customers. Revenues from consulting and training services are recognized as services are performed.

     The Company implemented a restructuring program during the fourth quarter of fiscal 1997 to better align the Company's operating expenses with its revenue model. The cost of restructuring was $1.8 million and was charged to fiscal 1997.

     All period references in the discussion below are to fiscal periods of the Company based on its fiscal year ending March 31.

RESULTS OF OPERATIONS

     For the periods indicated, the following table sets forth the percentage of total revenues represented by the respective line items in the Company's statements of operations.

                                                                   YEARS ENDED MARCH 31,
                                                                 --------------------------
                                                                  1995      1996      1997
                                                                 ------     -----     -----
    Revenues:
      Licenses.................................................    91.0%     75.0%     54.1%
      Services.................................................     9.0      25.0      45.9
                                                                 ------     -----     -----
         Total revenues........................................   100.0     100.0     100.0
                                                                 ------     -----     -----
    Operating expenses:
      Cost of services.........................................     3.7      10.5      28.0
      Sales and marketing......................................    61.2      43.8      76.5
      Research and development.................................    35.8      17.7      27.8
      General and administrative...............................    14.9      12.9      22.2
      Compensation charged related to escrow shares............   202.6        --        --
      Restructuring charge.....................................      --        --       8.2
                                                                 ------     -----     -----
         Total operating expenses..............................   318.2      84.9     162.7
                                                                 ------     -----     -----
      Operating income (loss)..................................  (218.2)     15.1     (62.7)
                                                                 ------     -----     -----
    Interest income and other, net.............................     1.3       5.7       7.1
                                                                 ------     -----     -----
    Income (loss) before provision for income taxes............  (216.9)     20.8     (55.6)
    Provision for income taxes.................................      --       0.6       0.3
                                                                 ------     -----     -----
    Net income (loss)..........................................  (216.9)%   20.2%     (55.9)%
                                                                 ======     =====     =====

REVENUES

     The Company generates revenues principally from licensing the rights to use its software products to end users and from sublicense fees reported to the Company by resellers, including certain guaranteed sublicense fees. The Company also generates service revenues from consulting and training activities performed for license customers and maintenance revenues from support and software update rights. Service revenues accounted for 9.0% of total revenues in 1995, 25.0% in 1996 and 45.9% in 1997. The Company expects service revenues as a percentage of total revenues to decline in 1998 as a result of the expiration in March, 1997 of the Company's agreement with IBM.

     The Company's total revenues increased by $15.7 million to $25.0 million in 1996, or an increase of 169% over 1995. In 1997, total revenues declined $2.6 million to $22.4 million, or a decline of 10.5% from 1996. License revenues increased $10.3 million to $18.8 million in 1996, and declined $6.7 million to $12.1 million in 1997. The higher license revenues in 1996 as compared to 1995 were due primarily to the growing acceptance of EDM, particularly with Release
3.0 having become generally available in June 1995 and the signing of a non-exclusive OEM and distribution agreement with Amdahl which provided guaranteed sublicense fees of which $7.4 million was included in license revenues in 1996. The lower license revenue in 1997 as compared to 1996 is primarily due to a decline in revenue from the reseller channel, particularly Amdahl which provided guaranteed sublicense fees of which $1.8 million was included in license revenues in 1997; higher levels of competition from systems management framework vendors causing customers to be cautious, resulting in smaller average contracts as more customers purchased initial pilot licenses rather than larger enterprise-wide licenses; and slowness in the European market. The progressively higher service revenues since 1995 are primarily due to the Company's agreement with IBM which provided $2.9 million and $5.1 million in service revenues in 1996 and 1997, respectively, representing 12% and 23% of the Company's total revenues for the respective periods, higher maintenance fees associated with a growing installed base and higher fees from services performed by the Company's professional services staff. Although the Company expects maintenance revenues to grow moderately throughout the next fiscal year, overall service revenues are expected to decline with the expiration of the Company's agreement with IBM in March, 1997.

     International revenues were $2.5 million, $5.2 million and $4.1 million in 1995, 1996 and 1997, respectively. International revenues increased in 1996 compared to 1995 primarily due to 1996 being the first full year of operation of the European subsidiary and the establishment of distributorships in Japan and the UK. International revenues decreased in 1997 over 1996, due primarily to slowness in the European market and the incomplete sell-through of the guaranteed sublicense fees from the foreign distributors. The Company plans to continue to develop international sales, primarily through its indirect sales channels and believes that international sales will increase as a percentage of total revenues. The Company has signed agreements with distributors in Japan, Brazil, South Africa and Australia. The Company's European subsidiary offers marketing and technical support to the Company's indirect channel partners and sells directly to the European market.

     During 1995, two customers, Amdahl and Banca Commerciale Italiana accounted for approximately 37% and 12% of total revenues, respectively. During 1996, two customers, Amdahl and IBM accounted for approximately 40% and 12% of total revenues, respectively. During 1997, two customers, IBM and Amdahl accounted for approximately 23% and 16% of total revenues, respectively.

     The Company typically ships its products following acceptance of a purchase order and a fully executed license agreement, and, as a result, has little or no backlog.

OPERATING EXPENSES

     Cost of services. Cost of services includes the direct and indirect costs of providing training, technical support and consulting services to the Company's customers. Cost of services consists primarily of payroll and benefits for field engineers and support personnel, other related overhead and third party consulting fees. Cost of services were $0.3 million in 1995, $2.6 million in 1996 and $6.3 million in 1997, or 41.0%, 42.1% and 61.2% of the related service revenues for these periods, respectively. The increases in the cost of services in both 1996 and 1997 were due primarily to higher staffing levels of the professional services and customer support organizations necessary to serve the growing installed base of customers. Although the Company expects cost of services to remain at approximately the same level in 1998 as 1997, cost of services as a percentage of service revenues is expected to increase with the expiration of the Company's agreement with IBM in March, 1997.

     Sales and marketing. Sales and marketing expenses consist primarily of salaries, related benefits, commissions, travel and other costs associated with the Company's sales and marketing efforts. Sales and marketing expenses were $5.7 million, $11.0 million and $17.1 million in 1995, 1996, and 1997, respectively. As a percentage of total revenues in 1995, 1996 and 1997, sales and marketing expenses represented 61.2%, 43.8% and 76.5%, respectively. The dollar increase in 1996 was due to an increase in sales commissions associated with higher levels of revenues; an increase in the number of employees in the sales organization; and overhead and other costs related to the increase in employees. The dollar increase in 1997 was due to an increase in the number of employees in both the domestic and international sales organizations and the marketing department; overhead and other costs related to the increase in employees; launching of marketing programs including a nation-wide seminar series and the development of a website; and an increase in the reserve for doubtful accounts. The Company expects sales and marketing expenses to decrease in 1998 compared to 1997 due to the restructuring program implemented in March 1997.

     Research and development. Research and development expenses consist primarily of salaries, related benefits, consultant fees and other costs associated with the Company's research and development efforts. Research and development expenses were $3.3 million, $4.4 million and $6.2 million in 1995, 1996 and 1997, respectively. As a percentage of total revenues in 1995, 1996 and 1997, research and development expenses represented 35.8%, 17.7% and 27.8%, respectively. The dollar increases in research and development expenses in both 1996 and 1997 were due primarily to increases in the number of employees and related expenses to support the continued enhancement, design and development of the Company's software products, quality assurance and documentation. The Company has invested resources into the development of the next release of EDM and products for the internet, both of which are expected to be commercially available in 1998. The Company believes that a significant investment in research and development activities is essential to provide for the Company's future growth, particularly research and development relating to the Company's internet activities. Accordingly, the Company anticipates that it will continue to invest resources to further enhance and develop its products. The Company believes that research and development expenses will increase in future periods.

     Under the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," software development costs are capitalized upon the establishment of technological feasibility, which the Company defines as establishment of a working model. Amounts which could have been capitalized under this statement were immaterial in all periods presented. Therefore, the Company has expensed all software development costs as incurred.

     General and administrative. General and administrative expenses consist primarily of salaries, related benefits, travel and fees for professional services such as consulting, legal, accounting and recruiting fees. General and administrative expenses were $1.4 million, $3.2 million and $5.0 million in 1995, 1996 and 1997, respectively. As a percentage of total revenues in 1995, 1996 and 1997, general and administrative expenses represented 14.9%, 12.9% and 22.2%, respectively. The increase in the dollar amount of expenses is due to an increase in the number of employees and expansion of the Company's facilities to support the Company's growth. The Company expects general and administrative expenses to remain at approximately the same level in 1998 as 1997.

     Restructuring charge. The Company implemented a restructuring program during the fourth quarter of 1997 to better align the Company's operating expenses with its revenue model, recording a charge of $1.8 million related to restructuring costs during this period. The restructuring program emphasizes the indirect sales channels. The program terminated or relocated 29 employees, principally in the sales and marketing departments, causing the closing of five regional sales offices and the Chicago-based marketing office, the restructuring of European operations, and the integration of North American channels marketing into the existing North American sales and services organization.

     Interest income and other, net. Interest income and other, net is comprised primarily of interest income earned on the Company's cash equivalents and investments. Interest income was $0.1 million, $1.4 million and $1.6 million in 1995, 1996 and 1997, respectively. Interest income increased from 1995 to 1996 due primarily to interest income earned on the investment of the proceeds from the sale of common stock in the Company's initial public offering in July 1995. Higher average balances and interest rates are responsible for the higher interest income and other, net in 1997 over 1996.

     Income taxes. The Company did not record a provision for income taxes in 1995 due to net losses incurred for both book and tax purposes. The Company recorded a provision for income taxes of approximately $0.2 million and $0.1 million in 1996 and 1997, respectively, associated with federal and state alternative minimum taxes. As of March 31, 1997, the Company had net deferred tax assets of approximately $4.8 million. The Company has provided a full valuation allowance due to the uncertainty surrounding the timing of the realization of the net deferred tax assets. As of March 31, 1997, the Company had federal net operating loss carryforwards of $12.5 million, which expire in various periods through 2011. The Company's ability to utilize the net operating loss carryforwards in future years may be limited in some circumstances, including significant changes in ownership interests, due to certain provisions of the Internal Revenue Code of 1986.

NEW ACCOUNTING PRONOUNCEMENT

     In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings per Share", which will be adopted by the Company in fiscal year 1998. SFAS No. 128 requires companies to compute earnings per share under two different methods, basic and diluted, and to disclose the methodology used for the calculation. The Company does not believe that this pronouncement will have a significant effect on previously stated earnings per share.

INFLATION

     The effects of inflation on the Company's financial position has not been significant to date.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was approximately $4.0 million in 1995 due primarily to a net loss before the non-cash "compensation charge related to escrow shares" in 1995 and an increase in accounts receivable. In 1996, operating activities provided $6.6 million in net cash primarily as a result of net income. In 1997, net cash used in operating activities was $9.1 million primarily due to a net loss. The accounts receivable balance decreased from $7.9 million as of March 31, 1996 to $4.9 million as of March 31, 1997. The decrease in accounts receivable was due to the lower revenues during the year and lower deferred revenues of $3.6 million. As of March 31, 1997, the Company did not have any material commitments for capital expenditures.

     In July 1995, the Company completed a public offering in the United States of 2,875,000 shares of common stock (which included 500,000 shares sold by stockholders) at $15 per share, resulting in net proceeds to the Company of approximately $32.2 million, after offering costs. The Company received approximately $1.2 million and $1.0 million in 1996 and 1997, respectively, from employee optionees who exercised options under the Company's stock option plan.

     In May 1996, the Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock. As of March 31, 1997, the Company had repurchased 230,500 shares, expending approximately $1.5 million. The repurchased shares have been accounted for as treasury stock.

     In December 1994, the Company entered into an unsecured revolving line of credit agreement with a bank. The agreement has been renewed annually and at March 31, 1997 the available line of credit was $2,000,000, expiring in August 1997. Borrowings bear interest at the bank's reference rate (8.25% as of March 31, 1997). The agreement has a number of financial covenants, one of which was waived. As of March 31, 1997, the Company was in compliance with the financial covenants contained in the agreement and had no outstanding loans under the agreement.

     Although it is difficult for the Company to predict future liquidity requirements with certainty, the Company believes that its existing cash and marketable securities balances, together with cash from operations and amounts available under the Company's revolving line of credit, will be adequate to finance its operations for at least the next twelve months.

BUSINESS RISKS

     History of Operating Losses. The Company has reported an operating loss for every quarter since its incorporation in February 1992 except for the four consecutive quarters of fiscal 1996. The Company believes it will continue to incur operating losses and net losses at least through the first half of 1998. There can be no assurance that the Company will be able to achieve profitability on a quarterly or annual basis in the future.

     Restructuring Program. The restructuring program implemented by the Company in the last quarter of 1997 may not be adequate to bring the Company to profitability. The strategy of emphasizing indirect sales channels and the reorganization of the marketing department and the European operations may not be successful in better aligning the Company's operating expenses with its revenue model. The termination of sales and marketing personnel in connection with the reorganization of the marketing department and the European operations may negatively affect the Company's licensing efforts which could result in declining total revenues. If the restructuring program is inadequate, future restructuring charges may be incurred.

     Retention of Executives and Key Employees. The Company's future success depends upon the contributions of its executives and key employees. The inability to retain executives and certain key employees in research and development and sales and marketing could have a significant adverse affect on the Company's ability to implement its restructuring program, develop new products and versions of its products and market and sell its products in the marketplace. The loss of the services of one or more of the Company's executives or key employees could have a material adverse effect on the Company's operating results. The Company also believes its future success will depend in large part upon its ability to attract and retain additional highly skilled personnel. In particular, the Company has announced a search for a president of the Company and a vice president of international operations. Competition for such executives is intense, and there can be no assurance that the Company will be successful in retaining its existing executives and key employees and in attracting and retaining the personnel it requires in the future.

     Fluctuations in Quarterly Results; Seasonality. The Company's quarterly operating results have fluctuated in the past and are expected to fluctuate significantly in the future due to a number of factors, including, among others, the size and timing of customer orders, the timing and market acceptance of new products by the Company, the level and pricing of international sales, foreign currency exchange rates, changes in the level of operating expenses, technological advances and new product introductions by the Company's competitors and competitive conditions in the industry. Revenues received from individual customers of the Company vary significantly based on the size of the product installation. Customer orders for the Company's products have ranged from $25,000 to over $1 million, and have averaged several hundred thousand dollars. As a result, the Company's quarterly operating results are likely to be significantly affected by the number and size of customer orders the Company is able to obtain in any particular quarter. In addition, the sales cycle for the Company's products is lengthy and unpredictable, and may range from a few months to over a year, depending upon the interest of the prospective customer in the Company's products, the size of the order (which may involve a significant commitment of capital by the customer), the decision-making and acceptance procedures within the customer's organization, the complexity of implementation and other factors. Over the past year, the Company's sales cycles have generally lengthened and the average dollar amount of customer contracts have decreased as customers initial purchases tended toward smaller pilot licenses rather than larger enterprise-wide licenses.

     The Company generally ships orders as received and as a result typically has little or no backlog. Quarterly revenues and operating results therefore depend upon the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, the Company has recognized the substantial majority of its quarterly license revenues in the last weeks or week of each quarter. In addition, because the Company's expenditure levels for product development and other operating expenses are based in large part on anticipated revenues, a substantial portion of which are not typically generated until the end of each quarter, the timing and amount of revenues associated with orders have caused, and may continue to cause, significant variations in operating results from quarter to quarter.

     The Company's operating results are also expected to vary significantly due to seasonal trends. Historically, the Company has realized a greater percentage of its annual revenues in its fourth quarter, and a lower percentage in the first and second quarters. The Company believes that this seasonality is in part a result of efforts of the Company's direct sales personnel to meet annual sales quotas, and in part a result of lower international revenues in the summer months when many businesses in Europe experience lower sales. In addition, capital budgets of the Company's customers, which tend to concentrate spending activity at calendar year-end, have had, and may continue to have, a seasonal influence in the Company's quarterly operating results. The Company expects that its operating results will continue to fluctuate in the future as a result of these and other factors, and that seasonality may increase if the Company's efforts to expand its international sales are successful. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Sales and Marketing."

     Rapid Technological Change and Introduction of New Products. The market for ESD products is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. The Company's future success will depend in large part on the Company's ability to enhance its current products and to develop and introduce new products that keep pace with technological developments, achieve market acceptance and respond to customer requirements that are constantly evolving. Responding to rapid technological change and the need to develop and introduce new products to meet customers' expanding needs will require the Company to make substantial investments in research and product development. During 1997, among other R&D expenditures, the Company allocated R&D funding to the development of its next version of EDM, release 4.0 as well as the development of products for the internet environment. The Company intends to continue to allocate funding to these development projects throughout 1998. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, and in particular advances in client/server enterprise hardware platforms, internet applications and platforms, operating systems and systems management applications, or any significant delays in product development or introduction, could result in a loss of competitiveness or could materially and adversely affect the Company's operating results. There can be no assurance that any product enhancements or new products developed by the Company will gain market acceptance.

     The failure to develop on a timely basis new products or product enhancements could cause customers to delay or refrain from purchasing the Company's existing products and thereby adversely affect the Company's operating results. If future releases of new products and enhancements do not achieve market acceptance, the Company's business and operating results will be materially and adversely affected. See "Business -- Products."

     Software products as complex as those offered by the Company may contain undetected errors or failures that, despite significant testing by the Company, are discovered only after a product has been installed and used by customers. Although the Company's business has not been materially and adversely affected by any such errors to date, there can be no assurance that errors will not be found in the Company's products in the future. Such errors could cause delays in product introductions and shipments, require design modifications, result in loss of or delay in market acceptance of the Company's products, or loss of existing customers, any of which could adversely affect the Company's competitive position, operating results and financial condition.

     Competition. Competition in the ESD market is rapidly evolving. Current and prospective competitors of the Company generally fall into four categories:

        Network/Systems Management Framework Vendors. Including IBM/Tivoli, Computer Associates, and Hewlett-Packard, who offer tactical ESD tools as part of their product suites.

          Application Management Vendors. Including IBM/Tivoli and Platinum Technologies, who offer ESD tools integrated with performance management environments.

          LAN/Desktop Management Suite Vendors. Including vendors like Microsoft, Intel, and McAfee, who offer workgroup-based ESD tools as part of a LAN administration package.

          Internet Push ESD Vendors. Including small start-ups like Marimba, BackWeb and DataChannel along with browser suppliers like Netscape and Microsoft who provide push distribution technologies as plug-in components for new internet infrastructures.

     Most of the Company's competitors have longer operating histories than the Company, and may have significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger installed customer bases. The Company's current and future competitors could introduce products with more features, greater functionality and lower prices than the Company's products. These competitors could also bundle existing or new products with other, more established products in order to compete with the Company. The Company's focus on software management products may be a disadvantage in competing with vendors that offer a broader range of products. Moreover, as the software management market develops, a number of companies with significantly greater resources than those of the Company could attempt to increase their presence in this market by acquiring or forming strategic alliances with competitors or business partners of the Company. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business, operating results or financial condition. See "Business -- Competition."

     Volatility. The market for the Company's common stock is highly volatile. The trading price of the Company's common stock could be subject to wide fluctuations in response to quarterly variations in operating and financial results, announcements of technological innovations or new products by the Company or its competitors, changes in prices of the Company's or its competitors' products and services, changes in product mix, change in the Company's revenue and revenue growth rates for the Company as a whole or for individual geographic areas, products or product categories, as well as other events or factors. Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the market in which the Company does business or relating to the Company specifically have results, and could in the future results, in an immediate and adverse effect on the market price of the Company's common stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for the securities of many high technology companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's common stock.

     Risks Related to International Revenues. In 1996 and 1997, approximately 21% and 18% of the Company's net revenues were derived from its international operations. While international revenues decreased in 1997 compared to 1996, the Company plans to continue to develop international sales, primarily through its indirect sales channels, and believes that international sales will increase as a percentage of total revenues. The Company's operations and financial results could be significantly affected by factors associated with international operations, such as changes in foreign currency exchange rates, uncertainties relative to regional economic circumstances, longer payment cycles, greater difficulty in accounts receivable collection, changes in regulatory requirements and product localization requirements, as well as by other factors associated with international activities.

     Customer Concentration. During 1997, two customers, IBM and Amdahl, accounted for approximately 23% and 16% of total revenues, respectively. During 1996 the Company entered into an agreement with IBM which provided for ongoing consulting and support for a research project through March 1997, as well as resolution of outstanding disputes between the Company and IBM. The Company recognized $5.1 million in related consulting revenues under this agreement during 1997, which represented 23% and 50% of the Company's total revenues and service revenues, respectively, for the period. This agreement with IBM expired effective March 1997 and the Company does not anticipate receiving any further revenue from IBM in 1998. The inability of the Company to replace the revenue under its agreement with IBM with revenue from other customers could adversely affect the Company's results of operations.

     In June 1995, the Company entered into a seven-year, non-exclusive OEM and distribution agreement with Amdahl. Under the agreement Amdahl can sublicense EDM throughout the world as part of their bundled solution and sublicense EDM stand-alone to a limited worldwide market. Novadigm agreed to provide limited technical support and training. The agreement required Amdahl to pay the Company $8 million in non-refundable, guaranteed sublicense fees and bundled support in quarterly installments during the first year of the agreement, 1996; and $4 million in the last quarter of both 1997 and 1998. The agreement was revised in March 1997, instead requiring Amdahl to pay $2 million in non-refundable, guaranteed sublicense fees in the last quarter of 1997; minimum additional sublicense fees of $2 million during 1998; and minimum additional sublicense fees of $3 million in both 1999 and 2000. There can be no assurance that Amdahl will extend this agreement in subsequent years. The Company recognized $1.8 million in guaranteed sublicense fees from Amdahl in 1997. Although the Company believes that its dependence on its relationship with Amdahl may become less significant over time as the Company expands the number of companies participating in its indirect marketing channels, the disruption of the Company's relationship with Amdahl could materially and adversely affect the Company's operating results and financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements and Supplementary Data of the Company required by this item are set forth at the pages indicated at Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item concerning the Company's directors is incorporated by reference from the section captioned "Election of Directors" contained in the Company's Proxy Statement related to the Annual Meeting of Stockholders to be held September 12, 1997, to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this item concerning executive officers is set forth in Part I, Item 1 of this Report. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned "Compliance with Section 16(a) of the Exchange Act" contained in the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the section captioned "Executive Compensation and Other Matters" contained in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the section captioned "Beneficial Security Ownership of Management and Certain Beneficial Owners" contained in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the section captioned "Certain Transactions With Management" contained in the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Form:

                                                                                        PAGE
                                                                                       NUMBER
                                                                                       ------
1.      Financial Statements:
        Report of Independent Public Accountants...................................      F-2
        Consolidated Balance Sheets -- As of March 31, 1997 and 1996...............      F-3
        Consolidated Statements of Operations -- For the Three Years Ended March         F-4
        31, 1997, 1996 and 1995....................................................
        Consolidated Statements of Stockholders' Equity -- For the Three Years           F-5
        Ended March 31, 1997, 1996 and 1995........................................
        Consolidated Statements of Cash Flows -- For the Three Years Ended March         F-6
        31, 1997, 1996 and 1995....................................................
        Notes to Consolidated Financial Statements.................................      F-7
2.      Financial Statement Schedule:
        For the Years Ended March 31, 1997, 1996 and 1995:
        II -- Valuation and Qualifying Accounts....................................      S-1
        Additional schedules are not required under the related schedule instructions or are inapplicable, and therefore have been omitted.

3.     Exhibits

          3.1*     Certificate of Incorporation of Registrant, as amended.
          3.2*     Bylaws of Registrant, as amended.
         10.1*+    OEM Software Licensing and Distribution Agreement dated June 13, 1995 between the Registrant and Amdahl Corporation (originally filed as Exhibit
                   10.8).
         10.2 +    Amendment 1 to OEM Software Licensing and Distribution Agreement dated June
                   13, 1995 between the Registrant and Amdahl Corporation.
         10.3 +    Amendment 2 to OEM Software Licensing and Distribution Agreement dated June
                   13, 1995 between the Registrant and Amdahl Corporation.
         10.4      1992 Stock Option Plan, as amended, and form of Stock Option Agreement.
         10.5*     1995 Employee Stock Purchase Plan and form of Subscription Agreement.
         10.6*     Employment Agreement dated as of August 10, 1992 by and between H. Kent
                   Petzold and the Registrant.
         10.7*     Deferred Compensation Agreement dated as of August 10, 1992, as amended, by and between H. Kent Petzold and the Registrant.
         10.8*     Stock Option Agreement and Notice of Stock Option Grant dated as of August
                   10, 1992 by and between H. Kent Petzold and the Registrant.
         10.9*     Amendment to Employment Agreement and Stock Option Agreements dated as of
                   May 18, 1995 by and among H. Kent Petzold and the Registrant, and Albion J.
                   Fitzgerald, Shannon Ruiz, Joseph J. Fitzgerald and Brian J. McAlister.
         10.10*    Form of Indemnification Agreement entered into between Registrant and its officers and directors.
         10.11     Change of Control Agreement entered into between Registrant and Stuart
                   Jacobson.
         10.12     Loan Agreement dated July 1, 1996 between the Registrant and Coast
                   Commercial Bank.
         10.13     Facility lease dated as of March 14, 1997, by and between Crossroad
                   Developers Associates, LLC and the Registrant.
         21.1*     Subsidiary of Registrant.
         23.1      Consent of Arthur Andersen LLP
         24.1      Power of Attorney (see page 27)
         27.1      Financial Data Schedule.
    (b)   Reports on Form 8-K:
          None.
    (c)   Exhibits. See Item 14(a)(3) above.
    (d)   Financial Statement Schedule. See Item 14(a)(2) above.

---------------
 * Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (Reg. No. 33-92746) as declared effective by the Commission on July 13, 1995.

** Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K (Reg. No. 0-26156) as of March 31, 1996.

 + Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NOVADIGM, INC.
                                          (Registrant)

                                          By /s/     WALLACE D. RUIZ
                                            ------------------------------------
                                                      Wallace D. Ruiz
                                            Vice President, Finance, Treasurer,
                                                             and
                                                  Chief Financial Officer
                                            (Principal Financial and Accounting
                                                          Officer)

Date: June 27, 1997

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Wallace D. Ruiz, as his attorney-in-fact with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below on June 27, 1997 by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

                SIGNATURE                                  TITLE                      DATE
------------------------------------------  -----------------------------------  --------------

         /s/ ALBION J. FITZGERALD           Chairman of the Board, Chief         June 27, 1997
------------------------------------------    Executive Officer and President
           Albion J. Fitzgerald               (Principal Executive Officer)

           /s/ WALLACE D. RUIZ              Vice President Finance, Treasurer,   June 27, 1997
------------------------------------------    and Chief Financial Officer
             Wallace D. Ruiz                  (Principal Financial and
                                              Accounting Officer)

          /s/ ROBERT B. ANDERSON            Executive Vice President, Chief      June 27, 1997
------------------------------------------    Operating Officer, Secretary and
            Robert B. Anderson                Director

           /s/ MICHELE AXELSON              Director                             June 27, 1997
------------------------------------------
             Michele Axelson

            /s/ DENNIS DECOSTE              Director                             June 27, 1997
------------------------------------------
              Dennis DeCoste

           /s/ H. KENT PETZOLD              Director                             June 27, 1997
------------------------------------------
             H. Kent Petzold

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                                 NOVADIGM, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        -----
Report of Independent Public Accountants..............................................    F-2
Consolidated Balance Sheets...........................................................    F-3
Consolidated Statements of Operations.................................................    F-4
Consolidated Statements of Stockholders' Equity.......................................    F-5
Consolidated Statements of Cash Flows.................................................    F-6
Notes to Consolidated Financial Statements............................................    F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO NOVADIGM, INC.:

     We have audited the accompanying consolidated balance sheets of Novadigm, Inc. (a Delaware corporation) and subsidiary as of March 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows of each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Novadigm, Inc. and subsidiary as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under item 14(a)2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

San Jose, California
April 28, 1997

                                 NOVADIGM, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                        MARCH 31,     MARCH 31,
                                                                          1997          1996
                                                                        ---------     ---------
                                                                            (IN THOUSANDS,
                                                                        EXCEPT PER SHARE DATA)
ASSETS
Current Assets:
  Cash and cash equivalents...........................................  $   7,984     $  13,361
  Short-term marketable securities....................................     18,205        14,827
  Accounts receivable, net of allowance for doubtful accounts of
     $1,302 in 1997 and $0 in 1996....................................      4,932         7,883
  Prepaid expenses and other current assets...........................        404         1,057
                                                                         --------      --------
          Total current assets........................................     31,525        37,128
  Property and equipment, net.........................................      1,586         1,302
  Long-term marketable securities.....................................      2,529        11,428
  Other assets........................................................        702           274
                                                                         --------      --------
                                                                        $  36,342     $  50,132
                                                                         ========      ========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................  $   1,540     $   1,553
  Accrued liabilities.................................................        433           119
  Accrued payroll and other compensation..............................      2,229         1,429
  Accrued restructuring cost..........................................      1,394            --
  Deferred revenue....................................................        946         4,196
                                                                         --------      --------
          Total current liabilities...................................      6,542         7,297
                                                                         --------      --------
Long-term deferred revenue............................................         --           313
Commitments and contingencies (Note 4)
Stockholders' equity:
  Preferred stock, $0.001 par value
     Authorized -- 5,000 shares
     Outstanding -- none..............................................         --            --
  Common stock, $0.001 par value
     Authorized -- 30,000 shares
     Outstanding -- 17,316 shares in 1997 and 17,402 shares in 1996...         11            11
  Additional paid-in capital..........................................     65,000        64,877
  Notes receivable from stockholders..................................         --          (325)
  Cumulative translation adjustment...................................          4           (12)
  Accumulated deficit.................................................    (35,215)      (22,029)
                                                                         --------      --------
          Total stockholders' equity..................................     29,800        42,522
                                                                         --------      --------
                                                                        $  36,342     $  50,132
                                                                         ========      ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                                 NOVADIGM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                FOR THE YEARS ENDED MARCH 31,
                                                              ---------------------------------
                                                                1997        1996         1995
                                                              --------     -------     --------
                                                                   (AMOUNTS IN THOUSANDS,
                                                                  EXCEPT PER SHARE AMOUNTS)
REVENUES:
  Licenses..................................................  $ 12,117     $18,775     $  8,488
  Services..................................................    10,261       6,241          840
                                                              --------     -------     --------
          Total revenues....................................    22,378      25,016        9,328
                                                              --------     -------     --------
OPERATING EXPENSES:
  Cost of services..........................................     6,275       2,630          344
  Sales and marketing.......................................    17,123      10,961        5,706
  Research and development..................................     6,212       4,426        3,338
  General and administrative................................     4,979       3,230        1,392
  Restructuring charge......................................     1,829          --           --
  Compensation charge related to escrow shares..............        --          --       18,900
                                                              --------     -------     --------
          Total operating expenses..........................    36,418      21,247       29,680
                                                              --------     -------     --------
  Operating income (loss)...................................   (14,040)      3,769      (20,352)
                                                              --------     -------     --------
Interest income and other, net..............................     1,597       1,428          122
                                                              --------     -------     --------
Income (loss) before provision for income taxes.............   (12,443)      5,197      (20,230)
Provision for income taxes..................................        59         160           --
                                                              --------     -------     --------
Net income (loss)...........................................  $(12,502)    $ 5,037     $(20,230)
                                                              ========     =======     ========
Net income (loss) per share.................................  $  (0.72)    $  0.28     $  (1.40)
                                                              ========     =======     ========
Weighted average number of common shares....................    17,409      17,916       14,424
                                                              ========     =======     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 NOVADIGM, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                      NOTES
                                     COMMON STOCK     ADDITIONAL    RECEIVABLE    CUMULATIVE                     TOTAL
                                    ---------------    PAID-IN         FROM       TRANSLATION  ACCUMULATED   STOCKHOLDERS'
                                    SHARES   AMOUNT    CAPITAL     STOCKHOLDERS   ADJUSTMENT     DEFICIT        EQUITY
                                    ------   ------   ----------   ------------   ----------   -----------   -------------
                                                                        (IN THOUSANDS)
Balance at March 31, 1994.........  13,942    $  7     $  9,456       $ (407)        $ --       $  (6,836)     $   2,220
  Sale of common stock and
     exercise of warrants, net of
     issuance costs...............     870       1        3,018           --           --              --          3,019
  Exercise of stock options.......       2      --            9           --           --              --              9
  Payments on notes receivable....      --      --           --           82           --              --             82
  Purchase of software in exchange
     for stock....................      13      --           74           --           --              --             74
  Foreign currency translation
     adjustment...................      --      --           --           --           (8)             --             (8)
  Additional paid-in capital
     related to escrow shares.....      --      --       18,900           --           --              --         18,900
  Net loss........................      --      --           --           --           --         (20,230)       (20,230)
                                    -------    ---      -------        -----         ----        --------       --------
Balance at March 31, 1995.........  14,827       8       31,457         (325)          (8)        (27,066)         4,066
  Initial public offering of
     common stock, net of issuance
     costs of $3,424..............   2,375       2       32,199           --           --              --         32,201
  Exercise of stock options.......     200       1        1,221           --           --              --          1,221
  Foreign currency translation
     adjustment...................      --      --           --           --           (4)             --             (4)
  Net income......................      --      --           --           --           --           5,037          5,037
                                    -------    ---      -------        -----         ----        --------       --------
Balance at March 31, 1996.........  17,402      11       64,877         (325)         (12)        (22,029)        42,522
  Exercise of stock options.......     145      --          982           --           --              --            982
  Purchases of treasury stock.....    (231)     --         (859)          --           --            (684)        (1,543)
  Reduction of notes receivable...      --      --           --          325           --              --            325
  Foreign currency translation
     adjustment...................      --      --           --           --           16              --             16
  Net loss........................      --      --           --           --           --         (12,502)       (12,502)
                                    -------    ---      -------        -----         ----        --------       --------
Balance at March 31, 1997.........  17,316    $ 11     $ 65,000       $   --         $  4       $ (35,215)     $  29,800
                                    =======    ===      =======        =====         ====        ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 NOVADIGM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         FOR THE YEARS ENDED MARCH 31,
                                                                       ----------------------------------
                                                                         1997         1996         1995
                                                                       --------     --------     --------
                                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..................................................  $(12,502)    $  5,037     $(20,230)
  Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities--
     Depreciation and amortization...................................       946          510          177
     Increase in reserve for doubtful accounts.......................     1,302           --           --
     Compensation charge related to escrow shares....................        --           --       18,900
     Software acquired in exchange for common stock..................        --           --           74
     Decrease (increase) in restricted cash..........................        --          300         (300)
     Decrease (increase) in accounts receivable......................     1,649       (3,357)      (3,876)
     Decrease (increase) in prepaid expenses and other current.......       653         (765)        (232)
     Increase in other assets........................................      (428)        (213)         (61)
     Increase in accounts payable and accrued liabilities............       301          617          570
     Increase in accrued payroll and other compensation..............       800          861          373
     Increase in accrued restructuring costs.........................     1,394           --           --
     Increase (decrease) in deferred revenue.........................    (3,563)       3,638          623
     Decrease in notes receivable from stockholders..................       325           --           82
                                                                       --------     --------     --------
          Net cash provided by (used in) operating activities........    (9,123)       6,628       (3,900)
                                                                       --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment................................    (1,230)      (1,443)        (357)
  Purchases of held-to-maturity securities...........................   (20,338)     (36,101)          --
  Proceeds from redemptions of held-to-maturity securities...........    25,859        9,846           --
                                                                       --------     --------     --------
          Net cash provided by (used in) investing activities........     4,291      (27,698)        (357)
                                                                       --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from the sale of common stock and exercise of warrants
     and options.....................................................       982       33,423        3,028
  Purchase of treasury stock.........................................    (1,543)          --           --
                                                                       --------     --------     --------
          Net cash provided by (used in) financing activities........      (561)      33,423        3,028
                                                                       --------     --------     --------
Effect of exchange rate on changes in cash...........................        16           (4)          (8)
                                                                       --------     --------     --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................    (5,377)      12,349       (1,237)
Cash and cash equivalents at the beginning of the period.............    13,361        1,012        2,249
                                                                       --------     --------     --------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD...................  $  7,984     $ 13,361     $  1,012
                                                                       ========     ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITY:
Cash paid for interest...............................................  $      2     $      2     $     --
Cash paid for income taxes...........................................  $     --     $    115     $      5

  The accompanying notes are an integral part of these consolidated financial statements.

                                 NOVADIGM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997

1.  THE COMPANY

     Novadigm, Inc. (the Company) was incorporated in Delaware in February 1992. The Company, operating in a single industry segment, providing automated software management solutions for large-scale client/server and internet computing environments.

     Prior to 1994, the Company's primary efforts related to completing the development of its software products, designing and implementing a marketing program and obtaining financing to support its operations. In September of 1992, the Company completed a public offering of its common stock on the Vancouver Stock Exchange (see Note 5). During the second quarter of 1994, the Company commenced commercial sales of its products. In the first quarter of fiscal 1995, the Company established a wholly owned subsidiary, Novadigm Europe SARL, in France to act as a sales and service office to the European marketplace. In July of 1995, the Company completed a public offering of its common stock on the Nasdaq National Market. The Company is subject to a number of risks, including a history of operating losses, dependence on key individuals, potential competition from larger and more established companies, customer concentration and the ability to penetrate the market with new products.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany accounts and transactions have been eliminated.

  Translation of Foreign Currencies

     The functional currency of the Company's subsidiary is the local currency. Accordingly, all assets and liabilities are translated into U.S. dollars at current exchange rates as of the respective balance sheet date. Revenue and expense items are translated at the average rates prevailing during the period. Cumulative translation gains and losses are reported as a separate component of stockholders' equity.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Revenues

     The Company recognizes revenue in accordance with the provisions of Statement of Position No. 91-1, "Software Revenue Recognition." The Company generates license revenues from licensing the rights to use its software products to end users and sublicense fees from resellers (including certain guaranteed sublicense fees). The Company also generates service revenues from consulting and training activities performed for license customers and revenue from support and software update rights (maintenance).

     Revenues from perpetual software license agreements are recognized as revenue upon shipment of the software if there are no significant post-delivery obligations, payment is due within one year and collectibility is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. The Company enters into reseller arrangements that

                                 NOVADIGM, INC.

typically provide for sublicense fees payable to the Company based on a percent of the Company's list price. Reseller arrangements may include an initial non-refundable payment in the form of guaranteed sublicense fees. Guaranteed sublicense fees from resellers are recognized as revenue upon shipment of the master copy of all software to which the guaranteed sublicense fees relate if there are no significant post-delivery obligations, the reseller is creditworthy and if the terms of the agreement are such that the payment obligation is not subject to price adjustment, is non-cancelable and non-refundable and due within 90 days. These guaranteed sublicense fees are applied against sublicense fees reported by the reseller in relicensing the Company's products to end users. The Company recognized $6.0 million in guaranteed sublicense fees under all such agreements in 1997, $8.0 million in 1996, $1.9 million in 1995, respectively.

     Revenues for maintenance are recognized ratably over the term of the support period. If maintenance is included in a license agreement, such amounts are unbundled from the license fee at its fair market value based on the value established by independent sale of such maintenance to customers. Consulting revenues are primarily related to implementation services performed under separate service arrangements related to the installation of the Company's software products. Such services generally do not include customization or modification of the underlying software code. If included in a license agreement, such services are unbundled at their fair market value based on the value established by the independent sale of such services to customers. Revenues from consulting and training services are recognized as services are performed.

     Cost of licenses consist of media and tapes on which product is delivered. Such costs are not material and are included in research and development expenses in the accompanying consolidated statements of operations.

     Cost of services includes the direct and indirect costs of providing training, technical support and consulting services to the Company's customers. Cost of services consists primarily of payroll and benefits for field engineers and support personnel, other related overhead and third-party consulting fees.

     Deferred revenue primarily relates to maintenance, consulting, and other professional services which have been paid by the customers prior to the performance of those services.

  Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments, marketable securities and accounts receivable. The Company has investment policies that restrict placement of these investments to financial institutions evaluated as highly creditworthy. The Company generally does not require collateral on trade accounts receivable as the Company's customer base consists of large, well established companies and governmental entities. As of March 31, 1997, approximately 40% of accounts receivable is concentrated with 2 customers who are large, well-established companies that the Company has determined are creditworthy. The Company has established an allowance for doubtful accounts in the amount of $1.3 million as of March 31, 1997. As of March 31, 1995 and March 31, 1996, the Company concluded that an allowance for doubtful accounts was not required.

  Marketable Securities

     In April 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). In accordance with SFAS 115, the Company's marketable securities which are composed of commercial paper, government

                                 NOVADIGM, INC.

and government-backed notes and corporate notes are classified as held-to-maturity. Held-to-maturity securities represent those securities that the Company has both a positive intent and ability to hold to maturity and are carried at amortized cost.

     Held-to-maturity securities at March 31, 1997 (in thousands) are summarized as follows:

                                                                     MATURITIES OF:
                                                        -----------------------------------------
                                                                              OVER ONE YEAR, BUT
                                                        ONE YEAR OR LESS     LESS THAN FIVE YEARS
                                                        ----------------     --------------------
        U.S. government and government backed
          securities..................................      $  2,074                $1,497
        Commercial paper..............................         8,845                    --
        Corporate notes...............................         7,286                 1,032
                                                             -------                ------
                                                            $ 18,205                $2,529
                                                             =======                ======

     Proceeds from redemption of held-to-maturity securities were approximately $25.9 million in 1997. At March 31, 1997, approximately $3.5 million of held-to-maturity securities with original maturities of three months or less were included in cash and cash equivalents.

  Fair Value of Financial Instruments

     The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate their fair values.

  Property and Equipment

     Property and equipment is stated at historical cost and consists of the following at March 31, (in thousands):

                                                                        MARCH 31,
                                                                    ------------------
                                                                     1997        1996
                                                                    -------     ------
        Computer equipment and software...........................  $ 2,520     $1,746
        Furniture and fixtures....................................      697        334
        Leasehold improvements....................................      302        209
                                                                    -------     ------
                                                                      3,519      2,289
        Less: Accumulated depreciation and amortization...........   (1,933)      (987)
                                                                    -------     ------
                                                                    $ 1,586     $1,302
                                                                    =======     ======

     Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets as follows:

        Computer equipment and software.............    3 years
        Furniture and fixtures......................    5 years
        Leasehold improvements......................    5 years (lesser of lease term or
                                                          estimated useful life)

  Software Development Costs

     Under the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," software development costs are capitalized upon the establishment of technological feasibility, which the Company defines as establishment of a working model. Capitalized software development costs require a continuing assessment of their recoverability. This assessment requires considerable judgment by management with respect to various factors including, but not

                                 NOVADIGM, INC.

limited to, anticipated future gross product revenues, estimated economic lives and changes in software and hardware technology. Amounts which could have been capitalized under this statement, after consideration of the above factors, were immaterial to the Company's results of operations and financial position. Therefore, the Company has expensed all software development costs and included those costs in research and development expenses in the accompanying consolidated statements of operations.

  Net Income (Loss) per Share

     Net income (loss) per share has been computed using the weighted average number of common shares outstanding during all periods presented. Common equivalent shares for stock options and warrants have been included using the treasury stock method, except in periods where their effect is anti-dilutive.

     In February 1997, The Financial Accounting Standards Board issued Statement No. 128 ("SFAS No. 128"), "Earnings per Share", which will be adopted by the Company in fiscal year 1998. SFAS No. 128 requires companies to compute earnings per share under two different methods, basic and diluted, and to disclose the methodology used for the calculations. The Company does not believe that this pronouncement will have a significant effect on previously stated earnings per share.

3.  REVOLVING LINE OF CREDIT AGREEMENT

     The Company entered into a $2,000,000, unsecured revolving line of credit agreement with a bank which expires in August 1997. Borrowings bear interest at the bank's reference rate (8.25% as of March 31, 1997). The agreement has a number of financial covenants including a requirement for profitability for the fiscal year. In addition, the agreement includes a provision that prohibits the Company from paying dividends. The lender agreed to waive the requirement for profitability for the fiscal year under the agreement as of March 31, 1997. As of March 31, 1997, the Company was in compliance with the financial covenants contained in the agreement and had no outstanding loans under the agreement.

4.  COMMITMENTS AND CONTINGENCIES

     The Company has various leases for its facilities under noncancelable operating lease agreements. Rent expense incurred under these agreements in 1997, 1996 and 1995 was approximately $659,000, $534,000, and $329,000 respectively.

     During 1997, the Company entered into an amendment of the lease for its headquarters. Under the amendment, the Company extended the lease term for its original leased space and entered into a commitment for additional space. Future minimum commitments under all facility leases are as follows (in thousands):

                               YEAR ENDING MARCH 31,
                ----------------------------------------------------
                       1998.........................................  $   690
                       1999.........................................      649
                       2000.........................................      614
                       2001.........................................      617
                       2002 and thereafter..........................      452
                                                                       ------
                                                                      $ 3,022
                                                                       ======

     The company is contingently liable with respect to lawsuits and other matters which arise in the normal course of business. Management believes that the outcome of such contingencies will not have a material adverse effect on the Company's financial position or results of operations.

                                 NOVADIGM, INC.

5.  COMMON STOCK

     In July of 1995, the Company completed a public offering in the United States of 2,875,000 shares of common stock (which included 500,000 shares sold by stockholders) at $15 per share, resulting in net proceeds to the Company of approximately $32.2 million after offering costs. The Company's shares trade on the Nasdaq National Market.

     In May of 1996, the Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock. As of March 31, 1997, the Company repurchased 230,500 shares, expending approximately $1.5 million.

6.  COMPENSATION CHARGE RELATED TO ESCROW SHARES

     As a condition of the public offering of shares of the Company's Common Stock on the Vancouver Stock Exchange in September 1992, 1,500,000 shares of the Company's outstanding Common Stock were required by the British Columbia Securities Commission (BCSC) to be placed in escrow. To satisfy this requirement, the founding stockholders of the Company agreed to place in escrow a portion of the shares held by them. The escrowed shares included 850,000 shares held by two outside directors and 650,000 shares contributed on a pro rata basis by three employees. These shares were eligible for release from escrow upon the earlier of the achievement by the Company of certain levels of positive cash flow, as defined by BCSC regulations, or the expiration of ten years. The cash flow requirements for release of the escrowed shares were met at March 31, 1995.

     In accordance with SEC positions on similar escrow share arrangements, the arrangement required by the BCSC was deemed to be compensatory for all shares contributed to the escrow. Accordingly, the Company has recorded a non-recurring, non-cash charge to earnings of $18.9 million in the quarter ended March 31, 1995, which represented the fair value of the shares at the time the positive cash flow requirements were met in March 1995.

7.  STOCK OPTIONS AND STOCK PURCHASE PLAN

     Under the Company's 1992 Stock Option Plan as amended (the Plan), the Board of Directors may grant incentive and nonqualified stock options to employees, directors and consultants. Incentive options are granted at no less than fair market value at the date of grant based upon the price per share of the Company's stock on the Nasdaq National Market. Nonqualified options are granted at no less than 85% of fair market value at the date of grant. Option terms may not exceed five years and vesting is determined by the Board of Directors for each individual grant (generally 4 years). The Plan will continue in effect until June 9, 2002 unless terminated sooner. During fiscal 1997, the shareholders approved an amendment to the Plan increasing the number of shares of common stock reserved for issuance under the Plan to 4,700,000 shares.

     The following table summarizes the option activity (in thousands, except per share amounts):

                                                                                      WEIGHTED
                                                       AVAILABLE       OPTIONS         AVERAGE
                                                       FOR GRANT     OUTSTANDING     GRANT PRICE
                                                      -----------    -----------     -----------
    BALANCE AT MARCH 31, 1994.......................          256          1,069      $    4.53
      Authorized....................................          805             --
      Granted.......................................        (627)            627      $    7.38
      Exercised.....................................           --             (2)     $    4.65
      Canceled......................................            8             (8)     $    4.90
                                                           ------         ------       --------

                                 NOVADIGM, INC.

                                                                                      WEIGHTED
                                                       AVAILABLE       OPTIONS         AVERAGE
                                                       FOR GRANT     OUTSTANDING     GRANT PRICE
                                                      -----------    -----------     -----------
    BALANCE AT MARCH 31, 1995.......................          442          1,686      $    6.52
      Authorized....................................        1,000             --
      Granted.......................................      (1,264)          1,264      $   15.76
      Exercised.....................................           --           (183)     $    7.00
      Canceled......................................          210           (210)     $    5.24
                                                      -----------    -----------     -----------
    BALANCE AT MARCH 31, 1996.......................          388          2,557      $   15.82
      Authorized....................................        1,500             --
      Granted.......................................      (3,109)          3,109      $    5.32
      Exercised.....................................           --           (108)     $    6.06
      Canceled......................................        2,485         (2,485)     $    6.21
                                                      -----------    -----------     -----------
    BALANCE AT MARCH 31, 1997.......................        1,264          3,073      $    5.23

     At March 31, 1997, 1,254,000 options are vested and exercisable and 4,142,000 shares of common stock are reserved for future issuance under the Plan. The weighted average exercise price of exercisable options at March 31, 1997 is $4.98 per share.

     During fiscal 1997, the Company canceled 1,945,000 options with prices ranging from $6.88 to $28.38 that had been granted prior to October 1996 and replaced them with 1,945,000 options at $5.25 each, which was the market price at the date of repricing. The effect of this transaction is treated as a cancellation of the old options and the grant of new options in accordance with the provisions of the Plan. The new options had the vesting period extended by three months.

     On May 17, 1995 the Board of Directors adopted the Company's Employee Stock Purchase Plan (the "Purchase Plan"), which was approved by the stockholders at the Company's annual meeting on November 17, 1995. A total of 1,000,000 shares of Common Stock was reserved for issuance under the Purchase Plan. The Purchase Plan covers substantially all employees in the United States. The participants' purchase price is the lower of 85% of the closing price on the first trading day of the six-month trade period or the last trade day of the period. Approximately 45,000 shares and 17,000 shares were purchased under the Purchase Plan in fiscal 1997 and 1996, respectively. At March 31, 1997, the Company has reserved approximately 938,000 shares for future issuance.

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS No. 123),"Accounting for Stock-Based Compensation", which establishes a fair value-based method of accounting for stock-based compensation plans and requires additional disclosures for those companies who elect not to adopt the new method of accounting. The Company has adopted SFAS No. 123 in fiscal 1997 and in accordance with the provisions of SFAS No. 123, the Company applies APB Opinion 25 and related interpretations in accounting for its stock option and stock purchase plans. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have resulted in the following pro forma amounts indicated in the table below:

                                                                   FOR THE YEARS ENDED
                                                                        MARCH 31,
                                                                   -------------------
                                                                     1997        1996
                                                                   --------     ------
        Net income (loss) (in thousands):
          As reported............................................  $(12,502)    $5,037
          Pro forma..............................................  $(20,526)    $1,039
        Net income (loss) per share:
          As reported............................................  $   (.72)    $  .28
          Pro forma..............................................  $  (1.18)    $  .06

                                 NOVADIGM, INC.

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The weighted average fair values of options granted during fiscal 1997 and 1996 were $5.32 and $15.76, respectively. The options outstanding at March 31, 1997, have exercise prices between $.97 and $10.63, with a weighted average exercise price of $5.23 and a weighted average remaining contractual life of 3.0 years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 1997 and 1996: risk free interest rates ranged from 6.1% to 6.4%; expected dividend yields of 0%; expected lives of 4.8 years for grants in fiscal 1996 and 5.0 years for grants in fiscal 1997; and expected volatility of 94%.

8.  INCOME TAXES

     The Company accounts for income taxes pursuant to SFAS No. 109. This Statement provides for a liability approach to accounting for income taxes under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which taxes become payable.

     Income (loss) before provision for income taxes are (in thousands):

                                                        1997        1996         1995
                                                      --------     -------     --------
        United States...............................  $ (9,186)    $ 7,138     $(19,844)
        Foreign.....................................  $ (3,257)    $(1,941)    $   (386)
                                                          ----        ----         ----
                                                      $(12,443)    $ 5,197     $(20,230)
                                                          ----        ----         ----

     The components of the provision for income taxes are as follows (in thousands):

                                                         1997        1996         1995
                                                         ----        ----         ----
        Current
          U.S. federal.................................  $(12)       $112          $--
          State and local..............................    71          48          --
                                                         ----        ----         ----
                  Total Current........................    59         160          --
                                                         ----        ----         ----
        Deferred
          U.S. federal.................................    --          --          --
          State and local..............................    --          --          --
                                                         ----        ----         ----
                  Total Deferred.......................    --          --          --
                                                         ----        ----         ----
          Foreign......................................    --          --          --
        Provision for income taxes.....................  $ 59        $160          $--
                                                         ====        ====         ====

                                 NOVADIGM, INC.

     The components of the net deferred tax asset at March 31, 1997 and 1996 are as follows (in thousands):

                                                                   1997         1996
                                                                  -------      -------
        Deferred tax assets:
          Net operating loss carryforwards......................  $ 3,257      $   126
          Net capitalized start-up costs........................      160          279
          Accrued liabilities...................................      586          378
          R&D credit............................................      323          154
          Restructuring accrual.................................      340           --
          Depreciation..........................................      222           71
          Other.................................................      357           62
                                                                   ------       ------
                  Total deferred tax assets.....................    5,245        1,070
        Valuation allowance.....................................   (5,245)      (1,070)
                                                                   ------       ------
                  Net deferred tax asset........................  $    --      $    --
                                                                   ======       ======

As of March 31, 1997 the Company has net operating loss carryforwards for federal income tax reporting purposes of approximately $12.5 million. These carryforwards expire in various periods from 2007 to 2011. The Company's ability to utilize the net operating loss carryforwards in future years may be limited in some circumstances, including significant changes in ownership interests, due to certain provisions of the Internal Revenue Code of 1986.

     The provision for income taxes for the years ended March 31, differs from the statutory U.S. federal income tax rate due to the following:

                                                                        1997      1996
                                                                        -----     ----
        Provision at U.S. statutory rate..............................  (35.0%)   35.0%
        State income taxes, net of federal benefit....................    0.4      3.2
        Change in valuation allowance.................................   35.1     (37.3)
        Other.........................................................    0.0      2.2
                                                                        -----     ----
                                                                           .5%     3.1%
                                                                        =====     ====

9. MAJOR CUSTOMERS AND INTERNATIONAL SALES

     During 1997, two customers, IBM and Amdahl accounted for approximately 23% and 16% of total revenues, respectively. During 1996, two customers, Amdahl and IBM accounted for approximately 40% and 12% of total revenues, respectively. During 1995, two customers, Amdahl and Banca Commerciale Italiana accounted for approximately 37% and 12% of total revenues, respectively. The Company's agreement with IBM expired in March 1997.

     In June, 1995, the Company entered into a seven-year non-exclusive OEM and distribution agreement with Amdahl. Under the agreement, Amdahl can sublicense EDM throughout the world as part of its bundled solution and sublicense EDM stand-alone to a limited worldwide market. Novadigm agreed to provide limited technical support and training. The agreement required Amdahl to pay the company $8 million in non-refundable, guaranteed sublicense fees and bundled support in quarterly installments during the first year of the agreement, fiscal 1996; and $4 million in the last quarter of both fiscal 1997 and fiscal 1998. The agreement was revised in March 1997, instead requiring Amdahl to pay $2 million in non-refundable, guaranteed sublicense fees and bundled support in the last quarter of fiscal 1997; minimum additional sublicense fees of $2 million during fiscal 1998; and minimum additional sublicense fees of $3 million in both fiscal 1999 and fiscal 2000. In the event of a change of control of the Company, the revised agreement allows

                                 NOVADIGM, INC.

Amdahl the right to terminate the agreement and recover unused guaranteed sublicenses fees at the time of termination, to the extent they were also outstanding on March 31, 1997. There can be no assurance that Amdahl will extend this agreement in subsequent years. The Company recognized $1.8 million in guaranteed sublicense fees from Amdahl in fiscal 1997.

     Export sales, consisting of sales to customers in foreign countries, were 18.4%, 20.7% and 27.1% of total revenues in 1997, 1996 and 1995, respectively.

     Geographic information for the fiscal years ended March 31, 1997, 1996 and 1995 are as follows.

                                     REVENUES              OPERATING INCOME (LOSS)         IDENTIFICABLE ASSETS
                            --------------------------   ----------------------------   --------------------------
                             1997      1996      1995      1997      1996      1995      1997      1996      1995
                            -------   -------   ------   --------   -------   -------   -------   -------   ------
United States.............  $21,885   $24,397   $9,328   $ (9,980)  $ 5,886   $(1,106)  $37,152   $53,048   $6,602
Europe....................    1,880     1,691    1,144     (4,060)   (2,117)     (346)    1,630     2,026      297
Eliminations..............   (1,387)   (1,072)  (1,144)        --        --        --    (2,440)   (4,942)    (339)
                            -------   -------   ------   --------    ------   -------   -------   -------   ------
Total Company.............  $22,378   $25,016   $9,328   $(14,040)  $ 3,769   $(1,452)  $36,342   $50,132   $6,560
                            =======   =======   ======   ========    ======   =======   =======   =======   ======

     In fiscal 1995, the Company established a wholly-owned subsidiary in France that acts as a sales representative for the Company's operations in Europe. All license agreements are entered into between the parent company and its customers, and all license and service fees are paid directly to the parent company. United States operations include revenues and results of operations in the United States as well as export revenues from all customers recognized on a worldwide basis. The subsidiary's revenues consist primarily of commission payments from the parent company for services performed for the benefit of the parent company at a rate of 50% of European sales. Such payments are eliminated in the consolidated financial statements. Identifiable assets are those assets that can be directly associated with a particular geographic area and subsidiary.

10. RESTRUCTURING CHARGE

     The Company recorded a $1.8 million restructuring charge in fiscal 1997 to reflect reorganization of the North American and European sales and marketing organizations.

     The significant provisions included in the restructuring charge (in thousands) were:

        Reorganization of European sales channel and organization...........  $1,015
        Reorganization of U.S. sales and marketing, including severances and
          office closings...................................................     814
                                                                              ------
                                                                              $1,829
                                                                              ======

     The restructuring charge includes severances for the termination of 29 employees, the cost to close and consolidate five regional sales offices and the Chicago-based marketing office, and the cost to realign distribution channels in Europe. As of March 31, 1997, no material payments had been made under the restructuring program. If the restructuring program is inadequate, future restructuring charges may be incurred.

                                                                     SCHEDULE II

                                 NOVADIGM, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                 BALANCE AT      ADDITIONS                       BALANCE
                                                BEGINNING OF     CHARGED TO     RECOVERIES/      AT END
CLASSIFICATION                                     PERIOD        OPERATIONS     (WRITEOFFS)     OF PERIOD
----------------------------------------------  ------------     ----------     -----------     ---------
Allowance for Doubtful Accounts

Year Ended:
  March 31, 1995..............................      $ --           $   --          $  --         $    --
  March 31, 1996..............................        --              344           (344)             --
  March 31, 1997..............................        --            1,278             25           1,302

                                 EXHIBIT INDEX

                                                                                     SEQUENTIALLY
    EXHIBIT                                                                            NUMBERED
      NO.                                   DESCRIPTION                                  PAGE
    --------    -------------------------------------------------------------------  ------------
    3.1*        Certificate of Incorporation of Registrant, as amended.
    3.2*        Bylaws of Registrant, as amended.
    10.1*+      OEM Software Licensing and Distribution Agreement dated June 13,
                1995 between the Registrant and Amdahl Corporation (originally filed as Exhibit 10.8).
    10.2 +      Amendment 1 to OEM Software Licensing and Distribution Agreement
                dated June 13, 1995 between the Registrant and Amdahl Corporation.
    10.3 +      Amendment 2 to OEM Software Licensing and Distribution Agreement
                dated June 13, 1995 between the Registrant and Amdahl Corporation.
    10.4        1992 Stock Option Plan, as amended, and form of Stock Option
                Agreement.
    10.5*       1995 Employee Stock Purchase Plan and form of Subscription
                Agreement.
    10.6*       Employment Agreement dated as of August 10, 1992 by and between H.
                Kent Petzold and the Registrant.
    10.7*       Deferred Compensation Agreement dated as of August 10, 1992, as amended, by and between H. Kent Petzold and the Registrant.
    10.8*       Stock Option Agreement and Notice of Stock Option Grant dated as of
                August 10, 1992 by and between H. Kent Petzold and the Registrant.
    10.9*       Amendment to Employment Agreement and Stock Option Agreements dated as of May 18, 1995 by and among H. Kent Petzold and the Registrant, and Albion J. Fitzgerald, Shannon Ruiz, Joseph J. Fitzgerald and
                Brian J. McAlister.
    10.10*      Form of Indemnification Agreement entered into between Registrant and its officers and directors.
    10.11       Change of Control Agreement entered into between Registrant and
                Stuart Jacobson.
    10.12       Loan Agreement dated July 1, 1996 between the Registrant and Coast
                Commercial Bank.
    10.13       Facility lease dated as of March 14, 1997, by and between Crossroad
                Developers Associates, LLC and the Registrant.
    21.1*       Subsidiary of Registrant.
    23.1        Consent of Arthur Andersen LLP
    24.1        Power of Attorney (see page 27)
    27.1        Financial Data Schedule.

---------------
 * Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (Reg. No. 33-92746) as declared effective by the Commission on July 13, 1995.

** Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K (Reg. No. 0-26156) as of March 31, 1996.

 + Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.