Form 10-K405/A
period 1997-03-31
NOVADIGM INC
filed 1997-07-29
CIK 888358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 AMENDMENT NO. 1

 [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1997 or

 [ ] Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to _______________

 COMMISSION FILE NUMBER:  0-26156


                                 NOVADIGM, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                           22-3160347
   (State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                        Identification Number)

    185 BERRY STREET, SUITE 3515                                   94107
      SAN FRANCISCO, CALIFORNIA                                  (Zip Code)
(Address of principal executive office)

       Registrant's telephone number, including area code: (415) 541-8420

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                                          Name of each exchange
         Title of each class                               on which registered
                None                                               None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          Common Stock, $.001 par value
                                (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on July 25, 1997 as reported on the Nasdaq National Market, was approximately $44,136,258. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of July 25, 1997, registrant had outstanding 17,254,934 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Parts of the following document are incorporated by reference to Parts II, III and IV of this Annual Report on Form 10-K: None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        As of July 25, 1997, the directors and the executive officers of the Company are as follows:



                                                                                                        OFFICER OR
                                                                                                         DIRECTOR
            NAME        AGE     POSITION                                                                   SINCE
            ----        ---     --------                                                                   -----
Albion J. Fitzgerald     48     Chairman of the Board, Chief Executive Officer, and President              1992
Robert B. Anderson       41     Executive Vice President, Chief Operating Officer, Secretary and Director  1992
Joseph J. Fitzgerald     35     Vice President, Development                                                1992
Thomas V. Harmon         50     Vice President, Operations                                                 1995
Stuart A. Jacobson       39     Executive Vice President, North America Operations                         1994
Philip J. Myers          38     Vice President, Marketing                                                  1993
H. Kent Petzold          50     Director                                                                   1992
Wallace D. Ruiz          45     Vice President, Finance, Treasurer and Chief Financial Officer             1995

        Mr. Albion Fitzgerald co-founded the Company in February 1992, serving as Chairman since that time, and currently as Chief Executive Officer and President. Mr. Fitzgerald has previously served as Chief Technology Officer. In May 1990, Mr. Fitzgerald founded Fitzgerald Associates, the Company's predecessor, and served as the chief architect in the development of EDM technology. From 1988 to 1990, Mr. Fitzgerald was Director of Advanced Technology for Pansophic Systems, Inc., a manufacturer of systems and applications software. Mr. Fitzgerald founded and served as President of ASI/TeIeMetrix. Inc., from 1985 to 1988, and was the chief architect of Teleview, a session manager product. Mr. Fitzgerald's brother-in-law is Wallace
D. Ruiz, the Company's Chief Financial Officer, and Mr. Fitzgerald's brother is Joseph Fitzgerald, the Company's Vice President, Development.

        Mr. Robert Anderson joined the Company in June 1992 and currently serves as Executive Vice President, Chief Operating Officer, Secretary and as a director. From 1990 to 1992, Mr. Anderson served as Senior Vice President at Stratagem, an investment banking firm specializing in mergers, acquisitions and divestitures in the software industry. Prior to Stratagem, Mr. Anderson was employed as a Vice President in the Corporate Finance Software Specialty Group at Sutro & Company, Inc.

        Mr. Joseph Fitzgerald co-founded the Company in February 1992. Since that time he has served as Director of Development, and as of June 1996, Vice President of Development. Mr. Fitzgerald is the brother of Albion Fitzgerald.

        Mr. Thomas Harmon joined the Company as Vice President, Operations, in April 1995, after eighteen months directing Novadigm operations projects as a management consultant. From October 1988 through May 1993, Mr. Harmon was an independent management consultant at Montefiore Medical Center where he directed a project to implement major new clinical and financial systems.

        Mr. Stuart Jacobson joined the Company in August 1994 and currently serves as Executive Vice President, North America Operations. Prior to joining the Company, Mr. Jacobson served as Managing Director, International and General Manager Worldwide Distribution for ViewStar Corporation, a private document management work flow software vendor. Prior to that, Mr. Jacobson held various sales and management positions at Oracle Corporation since 1986, including Group Manager of Asia Pacific Operation.

        Mr. Philip Myers joined the Company in December, 1993 as Vice President, Marketing after having supported the Company's initial product launch as a marketing consultant since October 1992. From November 1991 through December 1993 Mr. Myers was President of Marketing Strategic Services, a marketing consulting firm.

        Mr. Kent Petzold has been a director of the Company since August 1992. From August 1992 to May 1995, Mr. Petzold served as the President and Chief Executive Officer of the Company. Prior to joining the Company, Mr. Petzold served as Senior Vice President and General Manager, Software Products Division of Pansophic Systems, Inc. from October 1990 to November 1991. From October 1985 to October 1990, Mr. Petzold was the President and Chief Executive officer of Viasoft, Inc. Mr. Petzold also serves as a director of Relay Technology, Inc., a privately held software company.

        Mr. Wallace Ruiz joined the Company in May 1995 as Vice President, Finance, Treasurer and Chief Financial Officer. From September 1993 until joining the Company, he was Vice President, Treasurer and Chief Financial Officer of Unisa Holdings, Inc., a designer, marketer, and retailer of women's fashion footwear. From June 1989 until August 1993, Mr. Ruiz was employed as Vice President and Chief Financial Officer of L. Luria & Son, Inc., a publicly held retail chain. Mr. Ruiz is a Certified Public Accountant. He is the brother-in-law of Albion Fitzgerald.

        The term of office for each person elected director is until the next Annual Meeting of Stockholders or until a successor has been elected or qualified. Executive officers are elected by and serve at the discretion of the Board of Directors.


                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16 (a) of the Exchange Act ("Section 16 (a)") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers, Inc. Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish the Company with copies of all such forms that they file. Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during fiscal 1996 all Section 16(a) filing requirements applicable to its officers, directors and ten-percent stockholders were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

        The following table shows, as to the Chief Executive Officer and each of the other four most highly compensated executive officers who received in excess of $100,000 during the last fiscal year, (the "Named Executive Officers"), information concerning compensation awarded to, earned by or paid for services to the Company in all capacities during the fiscal years ended March 31, 1997, 1996 and 1995.


                                                                                             LONG-TERM
                                                                                            COMPENSATION
                                                                                               AWARDS
                                                                                            ------------
                                                                                              NUMBER OF
                                                              ANNUAL COMPENSATION             SECURITIES          ALL OTHER
                                              FISCAL1       -------------------------         UNDERLYING         COMPENSATION
       NAME AND PRINCIPAL POSITION              YEAR        SALARY ($)      BONUS ($)           OPTIONS             ($)(1)
       ---------------------------              ----        ----------      ---------           -------          ------------
Albion J. Fitzgerald (2)..................     1997            $160,000          $--                  --         $    258
  President and Chief Executive                1996             160,000           --                  --              209
  Officer                                      1995             160,000           --                  --              209

Robert Ernens (3)(4)......................     1997             228,228           --             150,000(5)        21,508
  Managing Director, Europe                    1996             242,940           --             100,000            3,974
                                               1995             193,000           --                  --               --

Michael P. Conti (6)......................     1997             175,000           --             250,000(7)           288
  Vice President, Direct Channels              1996             120,000      200,000              50,000              203
                                               1995              89,000      111,000             140,000              146

Wallace D. Ruiz...........................     1997             165,000           --             175,000(8)           359
  Chief Financial Officer and                  1996             146,875           --             140,000               --
  Treasurer                                    1995                  --           --                  --               --

Stuart A. Jacobson........................     1997             175,000           --             260,000(9)           359
  Executive Vice President, North              1996             120,000      150,000             100,000              351
  America Operations                           1995              80,000      105,000             140,000              263
---------------------------

(1) Represents long-term disability insurance premiums paid by the Company, except in the case of Mr. Ernens which amount represents lease payments for an automobile.

(2) Mr. Fitzgerald succeeded H. Kent Petzold as President and Chief Executive Officer as of May 18, 1995.

(3) Translated from French francs to United States dollars, computed at the average exchange rate for the respective fiscal years.

(4)     Mr. Ernens resigned from the Company effective as of May 20, 1997.

(5) Includes options to purchase an aggregate of 100,000 shares of Common Stock which were granted to Mr. Ernens in connection with the Company's option repricing program in exchange for options that had a higher exercise price.

(6) Mr. Conti resigned from the Company effective March 31, 1997. All of Mr. Conti's options expired 30 days after his resignation.

(7) Includes options to purchase an aggregate of 150,000 shares of Common Stock which were granted to Mr. Conti in connection with the Company's option repricing program in exchange for options that had a higher exercise price.

(8) Includes options to purchase an aggregate of 140,000 shares of Common Stock which were granted to Mr. Ruiz in connection with the Company's option repricing program in exchange for options that had a higher exercise price.

(9) Includes options to purchase an aggregate of 200,000 shares of Common Stock which were granted to Mr. Jacobson in connection with the Company's option repricing program in exchange for options that had a higher exercise price.

                        OPTION GRANTS IN LAST FISCAL YEAR

        The following table provides information concerning each grant of options to purchase the Company's Common Stock made during the fiscal year ended March 31, 1997 to the Named Executive Officers:

                                                 INDIVIDUAL GRANTS
                              -----------------------------------------------------
                                                                                      POTENTIAL REALIZABLE
                                                                                      VALUE MINUS EXERCISE
                                               UNDERLYING                               PRICE AT ASSUMED
                              NUMBER OF        % OF TOTAL                              ANNUAL STOCK PRICE
                              SECURITIES        OPTIONS       EXERCISE                   APPRECIATION FOR
                              UNDERLYING       GRANTED TO      PRICE                     OPTION TERM (1)
                                OPTIONS        EMPLOYEES     PER SHARE   EXPIRATION  ------------------------
      NAME                   GRANTED (#)(2)  IN FISCAL YEAR  ($/SH)(3)(4)   DATE           5%          10%
      ----                   --------------  --------------  ------------  ------    ------------   ----------
Albion J. Fitzgerald               --               --          --            --            --          --

Robert Ernens(5)                100,000(6)        5.67%       $5.25     10/05/2000   $113,141       $243,652
                                 50,000(7)        2.94%        5.25     10/01/2001     72,522        160,258
Michael P. Conti(9)              50,000(6)        2.94%        5.25      4/30/1997     13,125         26,250
                                100,000           5.67%        6.8750    4/30/1997         **             **
                                100,000(6)        5.67%        5.25      4/30/1997     26,250         52,500
Stuart A. Jacobson              100,000(6)        5.67%        5.25     10/05/2000    113,141        243,652
                                100,000(8)        5.67%        6.8750    8/16/2001         **             **
                                100,000(6)        5.67%        5.25      8/16/2001    145,048        320,518
                                 60,000(7)        3.40%        5.25     10/01/2001     87,028        192,311
Wallace D. Ruiz                 140,000(6)        7.95%        5.25      4/19/2000    158,397        341,114
                                 35,000           1.99%        5.25      10/1/2001     50,767        112,181

---------------------------

** Such options were subsequently exchanged for options having lower exercise prices in connection with the Company's option repricing program. See "Report of Board of Directors on Executive Compensation -- Report on Repricing of Options."

(1) Potential realizable value is based on the assumption that the Common Stock of the Company appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the option term. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth.

(2) Except as otherwise noted, and subject to note 6 below, all options vest at a rate of 25% after the first year and then 1/48th thereafter.

(3) Options were granted at an exercise price equal to the fair market value of the Company's Common Stock, as determined by reference to the closing sale price of the Common Stock on the Nasdaq National Market on the date of grant.

(4) Exercise price may be paid in cash, promissory note, by delivery of already-owned shares subject to certain conditions, or pursuant to a cashless exercise procedure under which the optionee provides irrevocable instructions to a brokerage firm to sell the purchased shares and to remit to the Company, out of the sale proceeds, an amount equal to the exercise price plus all applicable withholding taxes.

(5)     Mr. Ernens resigned from the Company effective May 20, 1997.

(6) In connection with the Company's option repricing program, such options were granted in exchange for options having a higher exercise price. The new options had the same vesting schedule as the options for which they were exchanged except that the vesting schedule was extended by three months in each case.

(7) All of the shares subject to such option will vest on the sixth anniversary of the vesting start date.

(8) 50,000 of the shares subject to the option will vest on the sixth anniversary of the vesting start date.

(9) Mr. Conti resigned from the Company effective March 31, 1997. All of Mr. Conti's options expired 30 days after his resignation.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

         The following table shows stop options exercised by Named Executive Officers during fiscal year 1997, including the aggregate value of gains on the date of the exercise. In addition, this table includes the number of shares covered by both exercisable and non-exercisable stock options as of fiscal year-end. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the year-end price of the Company's Common Stock.


                                                              NUMBER OF SECURITIES
                                                                   UNDERLYING                VALUE OF UNEXERCISED
                                                               UNEXERCISED OPTIONS           IN-THE-MONEY OPTIONS
                                SHARES                          AT MARCH 31, 1997            AT MARCH 31, 1997 (1)
                              ACQUIRED ON   VALUE         ---------------------------    ----------------------------
       NAME                   EXERCISE (#)  REALIZED      EXERCISABLE   UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
--------------------          ------------  --------      -----------   -------------    -----------    -------------
Albion J. Fitzgerald              --           --             --             --                --         --
Robert Ernens                     --           --          154,583        135,417              --         --
Michael P. Conti                  --           --           58,334        116,666              --         --
Stuart A. Jacobson              20,000     $254,280         70,000        295,000              --         --
Wallace D. Ruiz                   --           --           62,917        182,083              --         --


(1) Based on the closing price of the Company's Common Stock on March 31, 1997 of $4.125 (U.S.), less the exercise price of the option.

EMPLOYMENT CONTRACTS AND CHANGE-OF-CONTROL ARRANGEMENTS

         In October 1996, the Company entered into a letter agreement with Stuart A. Jacobson, Executive Vice President, North America Operations, pursuant to which any unvested options held by Mr. Jacobson will accelerate and vest upon the occurrence of a change in control. In addition, in April 1997, the Company entered into employment agreement with Wallace D. Ruiz, Chief Financial Officer and Treasurer (the "Executive"), pursuant to which Mr. Ruiz is entitled to receive an annual base salary of $165,000, subject to any increases as the Board of Directors shall authorize from time to time in connection with an annual review, plus additional variable compensation under the Company's executive compensation plan.

         Subject to certain limitations, Mr. Ruiz's employment agreement provides that if the Executive is terminated at any time during the period beginning 90 days before and ending 12 months after a Change of Control (the "Change of Control Period") then the Executive shall be entitled to receive, in the case of an Involuntary or Constructive Termination other than for cause or as a result of the Executive's death or disability, severance pay in an amount equal to 50% of the Executive's base compensation plus a pro rata share of the bonus and commissions that the Executive would have earned had he been employed by the Company at the end of the year in which termination occurred and, in the case of death or disability, such other benefits, if any, as may then be established under the Company's then-existing benefit plans. In addition, any unvested options held by the Executive prior to termination shall (i) in the case of Involuntary or Constructive Termination other than for cause, accelerate and become exercisable in full or (ii) in the case of death or disability, accelerate and become exercisable as to that number of additional shares that would have vested if the Executive had remained continuously employed for a period of six months following such termination and shall remain exercisable for the period prescribed in the stock option agreements.

         If the Executive voluntarily resigns from the Company or if the Company terminates the Executive for cause, the Executive shall not be entitled to receive severance or other benefits except for those, if any, as may be established under the Company's benefit plans as existing at the time of termination.

         For the purposes of Mr. Ruiz's employment agreement, a Change of Control shall mean the occurrence of any of the following: (i) any person becomes the beneficial owner, directly or indirectly, of securities of the Company representing 50% or more of the total voting power represented by the Company's then outstanding voting securities; (ii) a change in the composition of the Board of Directors occurring within a two-year period as a result of which fewer than a majority of the directors are Incumbent Directors (as defined); or (iii) a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent at least 50% of the total voting power of the surviving entity immediately after such merger or consolidation.

         Involuntary or Constructive Termination is defined in the employment agreement to mean (i) without the Executive's express written consent, the assignment to the Executive of any duties or the significant reduction of the Executive's duties, either of which is inconsistent with the Executive's position with the Company and responsibilities in effect immediately prior to such assignment, or the removal of the Executive from such position and responsibilities; (ii) without the Executive's express written consent, a substantial reduction, without good business reasons, of the facilities and perquisites available to the Executive immediately prior to such reduction;
(iii) a reduction by the Company in the base compensation of the Executive as in effect immediately prior to such reduction; (iv) a material reduction by the Company in the kind or level of employee benefits to which the Executive is entitled immediately prior to such reduction with the result that the Executive's overall benefits package is significantly reduced; (v) any purported termination of the Executive by the Company which is not effected for disability or for Cause, or any purported termination for which the grounds relied upon are not valid; or (vi) the failure of the Company to obtain the assumption of the employment agreement by any successors.


           REPORT OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

INTRODUCTION

         Prior to the Company's initial public offering that was completed in July 1995, the Board of Directors was primarily responsible for establishing and administering the Company's compensation policies. In this role, and consistent with the Company's status as a privately held corporation, the Board determined the Chief Executive Officer's salary directly and reviewed and approved employment compensation matters for other management personnel. The Board of Directors, through a Stock Option Committee consisting at that time of two directors who were also executive officers of the Company, also administered the Company's 1992 Stock Option Plan.

         The Compensation Committee of the Board of Directors (the "Committee") was established in May 1995 and is composed only of outside directors. During fiscal 1997, the Compensation Committee consisted of Dennis DeCoste and Michelle Axelson, both of whom resigned in July 1997. The Compensation Committee currently has two vacancies. In general, the Committee is responsible for reviewing and recommending for approval by the Board of Directors the Company's compensation practices, including executive salary levels and variable compensation programs. With respect to the compensation of the Company's Chief Executive Officer, the Committee reviews and submits to the Board for approval the various elements of the Chief Executive Officer's compensation. With respect to other executive officers, the Committee reviews the recommendations for such individuals presented by the Chief Executive Officer and the basis therefor and approves or modifies the compensation packages for such individuals. Base salary levels for executive officers of the Company are generally established at or near the start of each fiscal year, and final bonuses for executive officers are determined at the end of each fiscal year based upon such individual's performance and, the performance of the Company.

EXECUTIVE COMPENSATION

         The Company has a compensation program which consists of two principal components: cash-based compensation, both fixed and variable, and equity-based compensation. These two principal components are intended to attract, retain, motivate and reward executives who are expected to manage both the short-term and long-term success of the Company.

         Cash-based compensation.

                  Base salary - The salaries of each of the executive officers (other than the Chief Executive Officer) for the year ended March 31, 1997 were approved by the Board of Directors, upon the recommendation of the Chief Executive Officer.

                  Bonuses - The Company has a discretionary bonus pool pursuant to which members of senior management, including the Company's executive officers, may receive annual cash bonuses. The purpose of the bonuses is to motivate senior management to perform to the best of their abilities in order to enhance stockholder value through the achievement of corporate objectives. For the fiscal year-ended March 31, 1997, the allocation of the bonus pool was determined by the Chief Executive Officer, with the exception of his own bonus, based upon subjective factors.

         Equity-based compensation.

                  Stock options - Stock options are periodically granted to provide additional incentive to executives and other key employees to maximize long-term total return to the Company's stockholders. Options generally vest over a four year period to encourage option holders to continue in the employ of the Company. The exercise price of options is the market price on the date of grant, ensuring that the option will acquire value only to the extent that the price of the Company's Common Stock increases relative to the market price at the date of grant.

                  Option grants to executive officers will be determined by the Compensation Committee, in its discretion, or in some cases by the Stock Option Committee, subject to the oversight of the Compensation Committee. In making its determination, the Compensation Committee intends to consider the executive's position at the Company, such executive's individual performance, the number of options held (if any) and any other factors that the Compensation Committee may deem relevant.

CHIEF EXECUTIVE OFFICER COMPENSATION

         During the year ended March 31, 1997, Mr. Fitzgerald received a base salary approved by the Board of Directors upon the recommendation of the Compensation Committee. This represented no increase from the base salary received by Mr. Fitzgerald for the prior fiscal year. The Compensation Committee recommended that no bonus be awarded to the Chief Executive Officer for this fiscal year. The Board believed that Mr. Fitzgerald, as Chief Executive Officer, significantly and directly influenced the Company's overall performance.

TAX DEDUCTIBILITY OF EXECUTIVE COMPENSATION

         Section 162 of the Code limits the federal income tax deductibility of compensation paid to the Company's Chief Executive Officer and to each of the other four most highly-compensated executive officers. The Company may deduct such compensation only to the extent that during any fiscal year the compensation paid to such individual does not exceed $1 million or meet certain specified conditions (including stockholder approval). Based on the Company's current compensation plans and policies and proposed regulations interpreting this provision of the Code, the Company and the Committee believe that, for the near future, there is little risk that the Company will lose any significant tax deduction for executive compensation.

REPORT ON REPRICING OF OPTIONS

         In August 1996, the Board of Directors of the Company determined that the purposes of the 1992 Stock Option Plan were not being adequately achieved with respect to those employees holding options with exercise prices greater than the then-current market value of the Company's Common Stock and that it was in the best interests of the Company and the Company's stockholders that the Company retain and motivate such employees. The Board of Directors further determined that it would be in the best interests of the Company and the Company's stockholders to provide such optionees the opportunity to exchange their options with exercise prices equal to the then-current market value of the Company's Common Stock. On October 1, 1996, upon approval of the Stock Option Committee of the Board of Directors of the Company, the Company offered certain employees who were holders of outstanding options under the 1992 Stock Option Plan at exercise prices in excess of $5.25 per share the opportunity to exchange such options for new stock options at an exercise price of $5.25 per share, the fair market value of the Company's Common Stock at the close of business on that date. Any option holder accepting such offer was required to extend the vesting period of existing unvested shares by 3 months (vested options remained vested). A total of 140 employees of the Company were eligible to participate in the repricing and those employees' existing options had an average exercise price of $14.47 per share prior to the repricing. Of such eligible employees, 131 participated in the repricing, including the Named Executive Officers noted in the table below.

         The following table sets forth certain information regarding the participation of each of the Named Executive Officers in the Company's repricing of options described above:

                            TEN-YEAR OPTION REPRICING

                                                                                                           Length of
                                                     Number of    Market Price  Exercise Price          Original Option
                                                     Securities    of Stock at  at Time of                  Term
                                                     Underlying      Time of    Repricing or              Remaining at
                                                      Options     Repricing or  Amendment                  Date of
                                                    Repriced or     Amendment               New Exercise  Repricing or
       Name and Position               Date           Amended                                   Price     Amendment
--------------------------------       ----           -------      -----------  ------------  ---------   -----------
Robert Ernens,                      October 1, 1996    100,000       $5.25      $15.4375        $5.25    1,465 days
   Managing Director, Europe
Michael P. Conti                    October 1, 1996     50,000        5.25       15.4375         5.25    1,465 days
   Vice President-Direct Sales      October 1, 1996    100,000        5.25        6.875          5.25    1,780 days
Stuart A. Jacobson,                 October 1, 1996    100,000        5.25       15.4375         5.25    1,465 days
   Executive Vice President, North  October 1, 1996    100,000        5.25        6.875          5.25    1,780 days
   AmericaOperations
Wallace D. Ruiz,                    October 1, 1996    140,000        5.25       13.00           5.25    1,826 days
   Vice President and Chief
   Financial Officer

SUMMARY

         The Board of Directors intends that its compensation program shall be fair and motivating and shall be successful in attracting and retaining qualified employees and in linking compensation directly to the Company's success. The Board of Directors and the Compensation Committee intend to review this program on an ongoing basis to evaluate its continued effectiveness.


                                            THE BOARD OF DIRECTORS

                      COMPANY STOCK PRICE PERFORMANCE GRAPH

        The following graph compares the Company's cumulative total stockholder return with those of the Nasdaq Stock Market - U.S. Index and the Hambrecht & Quist Technology Index. The graph assumes that $100 was invested on July 14, 1995 (the effective date of the Company's initial public offering) in (i) the Company's Common Stock, (ii) the Nasdaq Stock Market (U.S.) Index and (iii) the Hambrecht & Quist Technology Index, including reinvestment of dividends. Note that historic stock price performance is not necessarily indicative of future stock price performance.


              COMPARISON OF TWENTY MONTH CUMULATIVE TOTAL RETURN *
           AMONG NOVADIGM, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX
                   AND THE HAMBRECHT & QUIST TECHNOLOGY INDEX


                            [PERFORMANCE CHART HERE]




Measurement Period                      Nasdaq Stock Market   Hambrecht & Quist
(Fiscal Year Covered)    Novadigm, Inc.     (U.S.) Index        Technology Index
---------------------    --------------     ------------        ----------------
July 14, 1995                  $100           $100                  $100
Fiscal Year Ended 3/31/96       101            111                   99
Fiscal Year Ended 3/31/97       28             123                   116

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                   BENEFICIAL SECURITY OWNERSHIP OF MANAGEMENT
                          AND CERTAIN BENEFICIAL OWNERS

         The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of July 25, 1997 for the following: (i) each person or entity known by the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock, (ii) each director of the Company, (iii) each of the Named Executive Officers and (iv) all directors and executive officers as a group:



                                                           SHARES BENEFICIALLY     PERCENTAGE BENEFICIALLY
                     BENEFICIAL OWNER (1)                        OWNED (2)                   OWNED
----------------------------------------------------------       ---------                   -----
Albion J. Fitzgerald (3)...................................      3,581,250                   20.7%
  c/o Novadigm, Inc.
  One International Boulevard
  Suite 200
  Mahwah, New Jersey 07495
Joseph J. Fitzgerald.......................................      1,462,717                    8.5%
  c/o Novadigm, Inc.
  One International Boulevard
  Suite 200
  Mahwah, New Jersey 07495
Shannon L. Ruiz (4)........................................        870,000                    5.0%
  c/o Novadigm, Inc.
  One International Boulevard
  Suite 200
  Mahwah, New Jersey 07495
Robert B. Anderson.........................................        655,069                    3.8%
H. Kent Petzold (5)........................................        413,667                    2.4%
Stuart A. Jacobson (6).....................................        145,464                     *
Wallace D. Ruiz (7)........................................         88,999                     *
All directors and executive officers as a group
  (10 persons) (8).........................................      6,511,332                   37.7%

---------------------------
*     Less than one percent.

(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock.

(2) Includes shares which could be acquired upon exercise of options if such options are exercisable within 60 days after July 25, 1997.

(3) Excludes 870,000 shares held by Shannon L. Ruiz, Albion J. Fitzgerald's spouse, as to which Mr. Fitzgerald disclaims beneficial ownership.

(4) Excludes 3,581,250 shares held by Albion J. Fitzgerald, Ms. Ruiz's spouse, as to which Ms. Ruiz disclaims beneficial ownership.

(5) Includes options exercisable for 285,333 shares of Common Stock under the Company's 1992 Stock Option Plan and options exercisable into an aggregate of 33,334 shares pursuant to an option agreement between Mr. Petzold and a certain stockholder of the Company.

(6) Includes 108,333 shares of Common Stock which may be acquired upon exercise of stock options which are presently exercisable or will become exercisable within 60 days of July 25, 1997 under the Company's 1992 Stock Option Plan.

(7) Includes 75,834 shares of Common Stock which may be acquired upon exercise of stock options which are presently exercisable or will become exercisable within 60 days of July 25, 1997 under the Company's 1992 Stock Option Plan.

(8) Includes options exercisable for 633,666 shares of Common Stock under the Company's 1992 Stock Option Plan and options exercisable by H. Kent Petzold for 33,334 shares of Common Stock pursuant to an agreement with a certain stockholder of the Company. See note (6) above.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On March 19, 1997, the Company lent William Fitzgerald $94,717 evidenced by a promissory note. Mr. Fitzgerald is an employee of the Company and the brother of Albion Fitzgerald, the Chief Executive Officer of the Company. The promissory note is due on March 19, 1998 and bears interest at a rate of 5.83%. The loan is secured by 35,000 shares of Common Stock owned by Mr. Fitzgerald.



                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

           (a)      The following items are filed as part of the report:

   3.      Exhibits

           10.14 Employment Agreement effective as of April 1, 1997 by and between the Registrant and Wallace D. Ruiz.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            NOVADIGM, INC.
                            (Registrant)


                            By:  /s/    WALLACE D. RUIZ
                               ------------------------------------
                                         Wallace D. Ruiz
                               Vice President, Finance, Treasurer, and
                                     Chief Financial Officer
                             (Principal Financial and Accounting Officer)



Date: July 29, 1997

                                POWER OF ATTORNEY


        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Wallace D. Ruiz, as his attorneys-in-fact with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.


                                   SIGNATURES


        Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below on July 29, 1997 by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


       SIGNATURE                                  TITLE                                          DATE
       ---------                                  -----                                          ----
   /s/ ALBION J. FITZGERALD          Chairman of the Board, Chief Executive Officer and
-------------------------------        President
     Albion J. Fitzgerald                       (Principal Executive Officer)                July 29, 1997
                      -


     /s/ WALLACE D. RUIZ             Vice President Finance, Treasurer, and Chief Financial
-------------------------------        Officer
     Wallace D. Ruiz                         (Principal Financial and Accounting Officer)    July 29, 1997
                    -


  /s/ ROBERT B. ANDERSON
-------------------------------      Executive Vice President, Chief Operating Officer,
    Robert B. Anderson                 Secretary and Director                                 July 29, 1997


   /s/ H. KENT PETZOLD               Director
-------------------------------
     H. Kent Petzold                                                                          July 29, 1997

                                 EXHIBIT INDEX


Exhibit Number          Description
--------------          -----------
10.14                   Employment Agreement effective as of April 1, 1997  by
                        and between the Registrant and Wallace D. Ruiz.
