Form 10-Q
period 1997-06-30
NOVADIGM INC
filed 1997-08-14
CIK 888358

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                                ---------------.

                        COMMISSION FILE NUMBER: 0-26156

                            ------------------------

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On June 30, 1997 there were 17,254,334 shares of the Registrant's Common Stock outstanding.

================================================================================

                                 NOVADIGM, INC.

                                     INDEX

                                                                                      PAGE NO.
                                                                                      --------
PART I.                              FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements
           Condensed Consolidated Balance Sheets as of June 30, 1997 and March 31,
           1997.....................................................................      3
           Condensed Consolidated Statements of Operations for the three month
           periods ended June 30, 1997 and June 30, 1996............................      4
           Condensed Consolidated Statements of Cash Flows for the three month
           periods ended June 30, 1997 and June 30, 1996............................      5
           Notes to Condensed Consolidated Financial Statements.....................      6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations............................................................      7
PART II                                OTHER INFORMATION                                  9
Item 1.    Legal Proceedings
Item 2.    Changes in Securities
Item 3.    Defaults upon Senior Securities
Item 4.    Submission of Matters to a Vote of Security Holders
Item 5.    Other Information
Item 6.    Exhibits and Reports on Form 8-K
SIGNATURES..                                                                             11

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 NOVADIGM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                         MARCH
                                                                                          31,
                                                                                          1997
                                                                         JUNE 30,       --------
                                                                           1997
                                                                        -----------
                                                                        (UNAUDITED)
Cash and cash equivalents..............................................  $   5,744      $  7,984
Short-term marketable securities.......................................     20,667        18,205
Accounts receivable....................................................      4,466         4,932
Prepaid expenses and other current assets..............................        262           404
                                                                          --------      --------
          Total current assets.........................................     31,139        31,525
Property and equipment, net............................................      1,457         1,586
Long-term marketable securities........................................         --         2,529
Other assets...........................................................        710           702
                                                                          --------      --------
                                                                         $  33,306      $ 36,342
                                                                          ========      ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities...............................  $   4,128      $  4,202
Accrued restructuring cost.............................................        388         1,394
Deferred revenue.......................................................      1,502           946
                                                                          --------      --------
          Total current liabilities....................................      6,018         6,542
Stockholders' equity:
  Common stock: 30,000 shares authorized; 17,254 and 17,316
     outstanding.......................................................         11            11
  Additional paid-in capital...........................................     64,697        65,000
  Cumulative translation adjustment....................................         (6)            4
  Accumulated deficit..................................................    (37,414)      (35,215)
                                                                          --------      --------
          Total stockholders' equity...................................     27,288        29,800
                                                                          --------      --------
                                                                         $  33,306      $ 36,342
                                                                          ========      ========

                            See accompanying notes.

                                 NOVADIGM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                              FOR THE THREE
                                                                                 MONTHS
                                                                                  ENDED
                                                                                JUNE 30,
                                                                           -------------------
                                                                            1997        1996
                                                                           -------     -------
REVENUES:
  Licenses...............................................................  $ 2,608     $ 3,752
  Services...............................................................    1,883       2,465
                                                                           -------     -------
          Total revenues.................................................    4,491       6,217
OPERATING EXPENSES:
  Cost of services.......................................................    1,516       1,504
  Sales and marketing....................................................    2,652       3,788
  Research and development...............................................    1,656       1,339
  General and administrative.............................................    1,152       1,302
                                                                           -------     -------
          Total operating expenses.......................................    6,976       7,933
                                                                           -------     -------
Operating loss...........................................................   (2,485)     (1,716)
Interest income, net.....................................................      344         450
                                                                           -------     -------
Loss before provision for income taxes...................................   (2,141)     (1,266)
Provision for (benefit from) income taxes................................      (90)         19
                                                                           -------     -------
Net loss.................................................................  $(2,051)    $(1,285)
                                                                           =======     =======
Net loss per common share................................................  $ (0.12)    $ (0.07)
                                                                           =======     =======
Weighted average common and
  common equivalent shares...............................................   17,276      17,429
                                                                           =======     =======

                            See accompanying notes.

                                 NOVADIGM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                              FOR THE THREE
                                                                                 MONTHS
                                                                                  ENDED
                                                                                JUNE 30,
                                                                           -------------------
                                                                            1997        1996
                                                                           -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...............................................................  $(2,051)    $(1,285)
  Adjustments to reconcile net loss to net cash used in operating activities--
     Depreciation and amortization.......................................      289         196
     Decrease in accounts receivable.....................................      466       1,644
     Decrease in prepaid expenses and other current assets...............      142          88
     Increase in other assets............................................       (8)       (257)
     Increase (decrease) in accounts payable and accrued liabilities.....      (74)        546
     Decrease in accrued restructuring costs.............................   (1,006)         --
     Increase (decrease) in deferred revenue.............................      556      (1,096)
                                                                           -------     -------
          Net cash used in operating activities..........................   (1,686)       (164)
                                                                           -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment.................................     (160)       (683)
     Purchases of held-to-maturity securities............................   (5,037)     (6,404)
     Proceeds from redemptions of held-to-maturity securities............    5,104       4,873
                                                                           -------     -------
          Net cash used in investing activities..........................      (93)     (2,214)
                                                                           -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from the sale of common stock and exercise of options.....      113         251
  Purchase of treasury stock.............................................     (570)         --
                                                                           -------     -------
          Net cash provided by (used in) financing activities............     (457)        251
                                                                           -------     -------
Effect of exchange rate on changes in cash...............................       (4)         (7)
                                                                           -------     -------
Net decrease in cash and cash equivalents................................   (2,240)     (2,134)
Cash and cash equivalents at the beginning of the period.................    7,984      13,361
                                                                           -------     -------
Cash and cash equivalents at the end of the period.......................  $ 5,744     $11,227
                                                                           =======     =======

                            See accompanying notes.

                                 NOVADIGM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 1. BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared by Novadigm, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the financial information set forth therein. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included within the Company's Form 10-K filed with the Commission on June 27, 1997 (Reg. No. 0-26156). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending March 31, 1998, or any other future period.

 2. NET LOSS PER SHARE

     Net loss per share is computed using the weighted average number of outstanding shares of common stock. Common equivalent shares were excluded from the calculations of loss per share because the effect of including such shares in the computation would be anti-dilutive. In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings Per Share" and requires adoption of such provisions in the Company's quarter ending December 31, 1997. The pro forma basic and diluted earnings per share would not differ from reported earnings per share in either period presented if SFAS 128 had been adopted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information below, which anticipates the Company's results of operations for fiscal periods after the quarter ended June 30, 1997, contains forward-looking statements that involve a number of risks and uncertainties. The Company's quarterly operating results have fluctuated significantly in the past, and may fluctuate in the future, due to a number of factors, including the number, size and timing of customer orders, the timing and market acceptance of the Company's new products, the dependence on resellers, the level and pricing of international sales, changes in the level of operating expenses, technological advances and new product introductions by the Company's competitors, competitive conditions in the industry and foreign currency exchange rates. In addition, the sales cycle for the Company's products is lengthy and unpredictable depending upon the interest of the prospective customer in the Company's products, the size of the order, the decision-making and acceptance procedures within the customer's organization, the complexity of implementation and other factors. The Company's operating results may also vary significantly due to seasonal trends, as a result of efforts by the Company's direct sales personnel to meet annual quotas, lower international revenues in the summer months when many European businesses experience lower sales, the establishment of calendar year capital budgets by prospective customers, as well as other factors.

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

     For the periods indicated, the following table sets forth the percentage of total revenue represented by the respective line items in the Company's condensed consolidated statements of operations (unaudited):

                                                                        FOR THE THREE
                                                                           MONTHS
                                                                            ENDED
                                                                          JUNE 30,
                                                                       ---------------
                                                                       1996      1997
                                                                       -----     -----
        REVENUES:
          Licenses...................................................   58.1%     60.4%
          Services...................................................   41.9      39.6
                                                                       -----     -----
                  Total revenues.....................................  100.0     100.0
                                                                       -----     -----
        OPERATING EXPENSES:
          Cost of services...........................................   33.8      24.2
          Sales and marketing........................................   59.0      61.0
          Research and development...................................   36.9      21.5
          General and administrative.................................   25.6      20.9
                                                                       -----     -----
                  Total operating expenses...........................  155.3     127.6
                                                                       -----     -----
        Operating loss...............................................  (55.3)    (27.6)
        Interest income, net.........................................    7.6       7.2
        Loss before provision for income taxes.......................  (47.7)    (20.4)
        Provision for income taxes...................................   (2.0)      0.3
                                                                       -----     -----
        Net Loss.....................................................  (45.7)%   (20.7)%
                                                                       -----     -----

     Total revenues for the Company's first fiscal quarter ended June 30, 1997 were $4,491,000 compared to $6,217,000 for the same quarter of the previous year. Total revenues declined $1,726,000 or 27.8% comparing the first quarter of 1997 with the comparable quarter of last year. Revenues from indirect channels were approximately $2,410,000 or 54% of total revenues for the quarter ended June 30, 1997 and $2,744,000 or 44% for the comparable period of the prior year. The Company anticipates revenues from indirect channels to grow as a percent of total revenues as the Company continues to develop relationships with distribution partners. International revenues were approximately $2,317,000 or 52% of total revenues in the quarter ended June 30,

1997 compared to approximately $813,000 or 13% in the comparable quarter of last year. The principal reason for the higher international revenues in the current year fiscal quarter was the cooperative effort between the Company and its largest distributor, Amdahl Corporation ("Amdahl") in closing several European accounts.

     License revenues were $2,608,000 or 58.1% of total revenues for the quarter ended June 30, 1997 compared to $3,752,000 or 60.4% of total revenues for the same period last year. The decline in license revenues between the two periods was primarily attributable to closing fewer contracts in the North America direct channel as a result of the lengthening of direct sales cycles and smaller initial contract sizes committed to by customers caused by competitive factors in the marketplace. To a lesser extent, the decline in license revenues was also due to the recognition of a lower level of guaranteed sublicense fees from distributors. From time to time, the Company accepts guaranteed sublicense fees from distributors. Distributors pay guaranteed sublicense fees in order to have the right to sublicense the Company's products to its customers and to receive training and support services from the Company. At June 30, 1997, a substantial percentage of guaranteed sublicense fees received by the Company, had not yet been relicensed by the Company's distributors to end-users.

Service revenues were $1,883,000 for the quarter ended June 30, 1997 compared to $2,465,000 for the comparable quarter last year. The lower service revenues for the quarter ended June 30, 1997 compared to the same period last year was due primarily to the expiration of the Company's agreement with International Business Machines Corporation ("IBM") in March 1997, which provided approximately $1,267,000 in service revenues in the quarter ended June 30, 1996. Higher maintenance fees associated with a growing installed base and higher billable hours from services performed by the Company's professional services staff in the quarter ended June 30, 1997, partially offset the loss of the service revenues from the agreement with IBM. The Company expects service revenues to increase on a quarterly basis throughout the remainder of the current fiscal year, but to continue to be lower than the comparable quarter last year.

     Cost of services includes the direct and indirect costs of providing training, technical support and consulting services to the Company's customers. Cost of services consists primarily of payroll, related benefits, and travel for field engineers and support personnel, other related overhead and third-party consulting fees. Cost of services were $1,516,000 or 80.5% of service revenues for the quarter ended June 30, 1997 compared to $1,504,000 or 61% of service revenues for the quarter ended June 30, 1996. The higher cost of services in the quarter ended June 30, 1997 compared to the same period for the prior year, was primarily due to the increase in the professional services staff and the related cost of training new personnel, and to the expiration of the Company's services agreement with IBM which provided services revenue at a high margin. The Company expects cost of services to increase throughout fiscal 1998.

     Sales and marketing expenses consist primarily of salaries, related benefits, commissions, travel and other costs associated with the Company's sales and marketing efforts. Sales and marketing expenses for the quarter ended June 30, 1997 were $2,652,000 or 59.0% of total revenues as compared to $3,788,000 or 61.0% of total revenues for the same period last year. The Company initiated a restructuring program in the fourth quarter of fiscal 1997 entailing the termination of 21 sales and marketing personnel, the closure of five regional sales offices and the Chicago-based marketing office, the restructuring of the European operations and sales channel, and the integration of the North American channels marketing into the existing North American sales and services organization. This resulted in a decline in sales and marketing expenses in the first quarter of fiscal 1998. The Company expects sales and marketing expenses in dollar terms to increase for the remainder of the fiscal year.

     Research and development expenses consist primarily of salaries, related benefits, consultant fees and other costs associated with the Company's research and development efforts. Research and development expenses were $1,656,000 or 36.9% of total revenues for the quarter ended June 30, 1997 compared to $1,339,000 or 21.5% of total revenues for the same period last year. The higher expenses for first quarter of fiscal 1998 were primarily due to the hiring of additional employees since June 1996 to support the continued enhancement, design and development of the Company's software products, quality assurance and documentation. The Company has invested resources into the development of the next release of the Enterprise Desktop Manager(TM) ("EDM") and products for the internet, which are expected to be commercially available in the second and third quarters of fiscal 1998, respectively. The Company believes that a significant investment in research and development activities is essential to provide for the Company's future growth, particularly research and development relating to the Company's internet activities. Accordingly, the Company anticipates further increases in research and development expenses in subsequent quarters.

     General and administrative expenses consist primarily of salaries, related benefits, travel and fees for professional services such as legal, consulting and accounting. General and administrative expenses were $1,152,000 or 25.6% of total revenues for the quarter ended June 30, 1997 compared to $1,302,000 or 20.9% of total revenues for the same period of last year.

     Net interest was $344,000 for the quarter ending June 30, 1997 compared to $450,000 for the same period of last year. Interest income is comprised primarily of interest earned on the Company's cash equivalents and marketable securities. Interest income decreased for the quarter ended June 30, 1997 compared to the same period in the prior year due to lower average cash and securities balances in the current year. Interest income is offset by interest expense and bank fees.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operations for the quarter ended June 30, 1997 was $1,686,000 compared to cash used in operations of $164,000 for the same period last year. This increase in cash used in operations of $1,522,000 was primarily due to a smaller decrease in the accounts receivable balances this year compared to the same period last year, a decrease of $1,006,000 in the current year period of accrued restructuring costs for costs paid during the period, and a $766,000 greater reported net loss in the current year quarter compared to the same quarter last year, partially offset by an increase in deferred revenues of $556,000 in the current year period compared to a decrease in deferred revenues of $1,096,000 in the same period last year.

     As of June 30, 1997, the Company had working capital of $25,121,000, including $26,411,000 of cash and short-term marketable securities. The Company has a revolving line of credit which permits unsecured borrowings up to $1,000,000 through August 1997. As of June 30, 1997, there were no outstanding loans under the line of credit and the Company was in compliance with the terms of the agreement. The Company expects to renew the line of credit.

     Property and equipment expenditures for the quarter ended June 30, 1997 was $160,000. The Company has no material commitments to purchase property and equipment and expects to purchase property and equipment throughout the remainder of the year at a rate consistent with the prior fiscal year.

     In May 1996, the Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock. As of June 30, 1997 the Company had repurchased 341,600 shares, including $570,000 of repurchases in the quarter ended June 30, 1997. The Company expects to purchase additional shares of its common stock throughout the remainder of the fiscal year.

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

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     27.1 Financial Data Schedule

     (b) On July 25, 1997, the Company filed a Form 8-K under Item 6, Resignations of Registrant's Directors.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 1997                    NOVADIGM, INC.

                                          By:      /s/ WALLACE D. RUIZ

                                            ------------------------------------
                                            Wallace D. Ruiz
                                            Vice President & Chief Financial
                                              Officer
                                            (principal financial and chief
                                              accounting officer)

                               INDEX TO EXHIBITS

     EXHIBIT
     NUMBER                                        EXHIBITS
     ------     ------------------------------------------------------------------------------
      27.1      Financial Data Schedule