Form 10-Q
period 1997-09-30
NOVADIGM INC
filed 1997-11-12
CIK 888358

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

              ONE INTERNATIONAL BLVD., SUITE 200, MAHWAH, NJ 07495 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (201) 512-1000
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On September 30, 1997, there were 17,442,778 shares of the Registrant's Common Stock outstanding.

================================================================================

                                 NOVADIGM, INC.

                                     INDEX

                                                                                     PAGE NO.
                                                                                    ----------
PART I.    FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements
           Condensed Consolidated Balance Sheets as of September 30, 1997 and
             March 31, 1997.......................................................
           Condensed Consolidated Statements of Operations for the three-month and six-month periods ended September 30, 1997 and September 30, 1996....
           Condensed Consolidated Statements of Cash Flows for the six-month periods ended September 30, 1997 and September 30, 1996..............
           Notes to Condensed Consolidated Financial Statements...................
Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations................................................

PART II.   OTHER INFORMATION......................................................
Item 1.    Legal Proceedings
Item 2.    Changes in Securities
Item 3.    Defaults upon Senior Securities
Item 4.    Submission of Matters to a Vote of Security Holders
Item 5.    Other Information
Item 6.    Exhibits and Reports on Form 8-K

SIGNATURES........................................................................

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 NOVADIGM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                      SEPTEMBER 30,     MARCH 31
                                                                          1997            1997
                                                                      -------------     ---------
                                                                       (UNAUDITED)
                                             ASSETS
Cash and cash equivalents...........................................    $   2,593       $   7,984
Short-term marketable securities....................................       20,073          18,205
Accounts receivable.................................................        5,482           4,732
Prepaid expenses and other current assets...........................          899             604
                                                                         --------        --------
          Total current assets......................................       29,047          31,525
Property and equipment, net.........................................        1,377           1,586
Long-term marketable securities.....................................           --           2,529
  Other assets......................................................          735             702
                                                                         --------        --------
                                                                        $  31,159       $  36,342
                                                                         ========        ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities............................    $   4,276       $   4,202
Accrued restructuring cost..........................................          349           1,394
Deferred revenue....................................................        2,072             946
                                                                         --------        --------
          Total current liabilities.................................        6,697           6,542
Stockholders' equity:
  Common stock: 30,000 shares authorized;
     17,443 and 17,316 shares outstanding...........................           11              11
  Additional paid-in capital........................................       64,673          65,000
  Cumulative translation adjustment.................................           16               4
  Accumulated deficit...............................................      (40,238)        (35,215)
                                                                         --------        --------
          Total stockholders' equity................................       24,462          29,800
                                                                         --------        --------
                                                                        $  31,159       $  36,342
                                                                         ========        ========

                            See accompanying notes.

                                 NOVADIGM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                         SEPTEMBER 30,           SEPTEMBER 30,
                                                       1997        1996        1997        1996
                                                      -------     -------     -------     -------
REVENUES:
  Licenses........................................    $ 2,696     $ 1,413     $ 5,304     $ 5,165
  Services........................................      1,803       2,483       3,686       4,948
                                                      --------    --------    --------    --------
          Total revenues..........................      4,499       3,896       8,990      10,113
OPERATING EXPENSES:
  Cost of services................................      1,597       1,835       3,113       3,339
  Sales and marketing.............................      2,900       3,788       5,552       7,576
  Research and development........................      1,626       1,517       3,282       2,856
  General and administrative......................      1,117       1,263       2,269       2,565
                                                      --------    --------    --------    --------
          Total operating expenses................      7,240       8,403      14,216      16,336
                                                      --------    --------    --------    --------
Operating loss....................................     (2,741)     (4,507)     (5,226)     (6,223)
Interest income, net..............................        282         427         626         877
                                                      --------    --------    --------    --------
Loss before provision (benefit) for income
  taxes...........................................     (2,459)     (4,080)     (4,600)     (5,346)
Provision (benefit) for income taxes..............         15          --         (75)         19
                                                      --------    --------    --------    --------
Net loss..........................................    $(2,474)    $(4,080)    $(4,525)    $(5,365)
                                                      ========    ========    ========    ========
Net loss per common share.........................    $ (0.14)    $ (0.23)    $ (0.26)    $ (0.31)
                                                      ========    ========    ========    ========
Weighted average common shares....................     17,388      17,438      17,332      17,434
                                                      ========    ========    ========    ========

                            See accompanying notes.

                                 NOVADIGM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                          FOR THE SIX MONTHS
                                                                          ENDED SEPTEMBER 30,
                                                                         ---------------------
                                                                           1997         1996
                                                                         --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.............................................................  $ (4,525)    $ (5,365)
  Adjustments to reconcile net loss to net cash used in operating activities-
     Depreciation and amortization.....................................       593          442
     Decrease (increase) in accounts receivable........................      (750)       3,629
     Increase in prepaid expenses and other current assets.............      (295)        (700)
     Increase in other assets..........................................       (33)        (332)
     Increase in accounts payable and accrued liabilities..............        74          706
     Decrease in accrued restructuring costs...........................    (1,045)          --
     Increase (decrease) in deferred revenue...........................     1,126       (2,538)
                                                                         --------     --------
          Net cash used in operating activities........................    (4,855)      (4,158)
                                                                         --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment..................................      (383)        (949)
  Purchases of held-to-maturity securities.............................   (11,106)     (13,057)
  Proceeds from redemptions of held-to-maturity securities.............    11,766       10,811
                                                                         --------     --------
          Net cash provided by (used in) investing activities..........       277       (3,195)
                                                                         --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from the exercise of options............................       637          659
  Proceeds from loan repayment.........................................        --           99
  Purchase of treasury stock...........................................    (1,469)        (769)
                                                                         --------     --------
          Net cash used in financing activities........................      (832)         (11)
                                                                         --------     --------
Effect of exchange rate on changes in cash.............................        19           (2)
                                                                         --------     --------
Net decrease in cash and cash equivalents..............................    (5,391)      (7,366)
Cash and cash equivalents at the beginning of the period...............     7,984       13,361
                                                                         --------     --------
Cash and cash equivalents at the end of the period.....................  $  2,593     $  5,995
                                                                         ========     ========

                            See accompanying notes.

                                 NOVADIGM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 1. BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared by Novadigm, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the financial information set forth therein. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included within the Company's Form 10-K filed with the Commission on June 27, 1997 (Reg. No. 0-26156). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending March 31, 1998, or any other future period. Certain reclassifications have been made in the prior year's financial statement to conform to fiscal year 1998 financial statement presentation.

 2. NET LOSS PER SHARE

     Net loss per share is computed using the weighted average number of outstanding shares of common stock. Common equivalent shares were excluded from the calculations of loss per share because the effect of including such shares in the computation would be anti-dilutive. In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings Per Share" and requires adoption of such provisions in the Company's quarter ending December 31, 1997. The pro forma basic and diluted earnings per share as if SFAS 128 had been adopted would not differ from reported earnings per share in either period presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information below, which anticipates the Company's results of operations for fiscal periods after the quarter ended September 30, 1997, contains forward-looking statements that involve a number of risks and uncertainties. The Company's quarterly operating results have fluctuated significantly in the past, and may fluctuate in the future, due to a number of factors, including the number, size and timing of customer orders, the timing and market acceptance of the Company's new products, the dependence on resellers, the level and pricing of international sales, changes in the level of operating expenses, technological advances and new product introductions by the Company's competitors, competitive conditions in the industry and foreign currency exchange rates. In addition, the sales cycle for the Company's products is lengthy and unpredictable depending upon the interest of the prospective customer in the Company's products, the size of the order, the decision-making and acceptance procedures within the customer's organization, the complexity of implementation and other factors. The Company's operating results may also vary significantly due to seasonal trends, as a result of efforts by the Company's direct sales personnel to meet annual quotas, lower international revenues in the summer months when many European businesses experience lower sales, the establishment of calendar year capital budgets by prospective customers, as well as other factors.

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

     For the periods indicated, the following table sets forth the percentage of total revenue represented by the respective line items in the Company's condensed consolidated statements of operations (unaudited):

                                                              FOR THE THREE         FOR THE SIX
                                                               MONTHS ENDED        MONTHS ENDED
                                                              SEPTEMBER 30,        SEPTEMBER 30,
                                                             ----------------     ---------------
                                                             1997       1996      1997      1996
                                                             -----     ------     -----     -----
REVENUES:
  Licenses................................................    59.9%      36.3%     59.0%     51.1%
  Services................................................    40.1       63.7      41.0      48.9
                                                             -----     ------     -----     -----
          Total revenues..................................   100.0      100.0     100.0     100.0
                                                             -----     ------     -----     -----
OPERATING EXPENSES:
  Cost of services........................................    35.5       47.1      34.6      33.0
  Sales and marketing.....................................    64.5       97.2      61.8      74.9
  Research and development................................    36.1       39.0      36.5      28.2
  General and administrative..............................    24.8       32.4      25.2      25.4
                                                             -----     ------     -----     -----
          Total operating expenses........................   160.9      215.7     158.1     161.5
                                                             -----     ------     -----     -----
Operating loss............................................   (60.9)    (115.7)    (58.1)    (61.5)
                                                             -----     ------     -----     -----
Interest income, net......................................     6.3       11.0       7.0       8.6
                                                             -----     ------     -----     -----
Loss before provision (benefit) for income taxes..........   (54.6)    (104.7)    (51.1)    (52.9)
Provision (benefit) for income taxes......................     0.3         --      (0.8)      0.2
                                                             -----     ------     -----     -----
Net loss..................................................   (54.9)%   (104.7)%   (50.3)%   (53.1)%
                                                             =====     ======     =====     =====

     Total revenues for the Company's second fiscal quarter ended September 30, 1997 were $4,499,000 compared to $3,896,000 for the same quarter of the previous year. Total revenues increased $603,000 or 15.5% comparing the second quarter of 1997 with the comparable quarter of last year. Revenues from direct channels were approximately $2,796,000 or 62% of total revenues for the quarter ended September 30, 1997 and $2,332,000 or 60% for the comparable period of the prior year. The higher total revenues for the quarter ending September 30, 1997 compared to the same quarter last year is due to higher license revenues partially offset by lower service revenues. Although it may fluctuate quarter by quarter, the Company anticipates revenues from direct channels to decrease as a percent of total revenues as the Company continues to develop relationships in its indirect channel with distribution partners. International revenues were approximately $1,033,000 or 23% of total revenues in the quarter ended September 30, 1997 compared to approximately $885,000 or 23% in the comparable quarter of last year. Total revenues for the six-month period ended September 30, 1997 were $8,990,000 compared to $10,113,000 for the same six-month period of the previous year. Total revenues decreased $1,123,000 or 11.1% comparing the six-month period ended September 30, 1997 with the comparable period of last year due to lower service revenues.

     License revenues were $2,696,000 or 59.9% of total revenues for the quarter ended September 30, 1997 compared to $1,413,000 or 36.3% of total revenues for the same period last year. License revenues for the six-month period ended September 30, 1997 were $5,304,000 or 59.0% of total revenues compared to $5,165,000 or 51.1% of total revenues for the same period last year. The increase in license revenues for the quarter and six-month period ended September 30, 1997 was primarily attributable to closing a greater number of contracts in the direct channel in North America and Europe due to follow-on orders from existing customers and the contracting with new customers. From time to time, the Company accepts guaranteed sublicense fees from distributors. Distributors pay guaranteed sublicense fees in order to have the right to sublicense the Company's products to its customers and to receive training and support services from the Company. At September 30, 1997, a substantial percentage of guaranteed sublicense fees received by the Company had not yet been relicensed by the Company's distributors to end-users.

     Service revenues were $1,803,000 or 40.1% of total revenues for the quarter ended September 30, 1997 compared to $2,483,000 or 63.7% of total revenues for the comparable quarter last year. Service revenues for the six-month period ended September 30, 1997 were $3,686,000 or 41.0% of total revenues compared to $4,948,000 or 48.9% of total revenues for the comparable period last year. The lower service revenues for the quarter and the six-month period ended September 30, 1997 compared to the same periods last year was due primarily to the expiration of the Company's agreement with International Business Machines Corporation ("IBM") in March 1997, which provided approximately $1,267,000 in service revenues in the quarter and $2,534,000 in the six-month period ended September 30, 1996. Higher maintenance fees associated with a growing installed base and higher billable hours from services performed by the Company's professional services staff in the quarter and the six-month period ended September 30, 1997, partially offset the loss of the service revenues from the agreement with IBM.

     Cost of services includes the direct and indirect costs of providing training, technical support and consulting services to the Company's customers. Cost of services consists primarily of payroll, related benefits, and travel for field engineers and support personnel, other related overhead and third-party consulting fees. Cost of services were $1,597,000 or 89% of service revenues for the quarter ended September 30, 1997 compared to $1,835,000 or 74% of service revenues for the quarter ended September 30, 1996. Cost of services for the six-month period ended September 30, 1997 was $3,113,000 or 84% of service revenues compared to $3,339,000 or 67% of service revenues for the same period last year. The lower cost of services in the quarter and six-month period ended September 30, 1997 compared to the same periods for the prior year, was primarily due to the reduced use of outside consultants. The reason for the higher cost of services as a percent of service revenues in the quarter and the six-month period ended September 30, 1997 as compared with the same periods last year is due to the expiration of the Company's services agreement with IBM which provided services revenue at a high margin. The Company expects cost of services to increase throughout fiscal 1998.

     Sales and marketing expenses consist primarily of salaries, related benefits, commissions, travel and other costs associated with the Company's sales and marketing efforts. Sales and marketing expenses for the quarter ended September 30, 1997 were $2,900,000 or 64.5% of total revenues as compared to $3,788,000 or 97.2% of total revenues for the same period last year. The sales and marketing expenses decreased $888,000 or 23% in the fiscal second quarter this year compared to the same quarter last year. Sales and marketing expenses for the six-month period ended September 30, 1997 were $5,552,000 or 61.8% of total revenues as compared to $7,576,000 or 74.9% of total revenues for the same period last year. The sales and marketing expenses decreased $2,024,000 or 27% in the six-month period this year compared to the same period last year. The decrease in the quarter and the six-month period this year as compared to the same periods last year is primarily due to the restructuring program initiated by the Company in the fourth quarter of fiscal 1997 entailing the termination of 21 sales and marketing personnel, the closure of five regional sales offices and the Chicago-based marketing office, the restructuring of the European operations and sales channel, and the integration of the North American channels marketing into the existing North American sales and services organization. The Company expects sales and marketing expenses in dollar terms to increase for the remainder of the fiscal year.

     Research and development expenses consist primarily of salaries, related benefits, consultant fees and other costs associated with the Company's research and development efforts. Research and development expenses were $1,626,000 or 36.1% of total revenues for the quarter ended September 30, 1997 compared to $1,517,000 or 39.0% of total revenues for the same period last year. Research and development expenses for the six-month period ended September 30, 1997 were $3,282,000 or 36.5% of total revenues as compared to $2,856,000 or 28.2% of total revenues for the same period last year. The higher expenses for the quarter and the six-month period ended September 30, 1997 were primarily due to the hiring of additional employees since September 1996 to support the continued enhancement, design and development of the Company's software products, quality assurance and documentation. The Company has invested resources into the development of release 4.0 of the Enterprise Desktop Manager(TM) ("EDM"), made commercially available on October 1, 1997 and the Radia(TM) line of products for the internet which are expected to be commercially available during the third quarter of fiscal 1998. The Company believes that a significant investment in research and development activities is essential to provide for the Company's future growth, particularly research and development relating to the Company's internet activities. Accordingly, the Company anticipates further increases in research and development expenses in subsequent quarters.

     General and administrative expenses consist primarily of salaries, related benefits, travel and fees for professional services such as legal, consulting and accounting. General and administrative expenses were $1,117,000 or 24.8% of total revenue for the quarter ended September 30, 1997 compared to $1,263,000 or 32.4% of total revenues for the same period of last year. General and administrative expenses for the six-month period ended September 30, 1997 were $2,269,000 or 25.2% of total revenue compared to $2,565,000 or 25.4% of total revenues for the same period of last year. The decrease in the quarter and the six-month period this year as compared to the same periods last year is primarily due to the restructuring program initiated by the Company in the fourth quarter of fiscal 1997. The Company expects general and administrative expenses to increase in dollar terms and to decrease as a percent of total revenue in future quarters.

     Net interest income was $282,000 and $626,000 for the quarter and six-month periods ended September 30, 1997, respectively, compared to $427,000 and $877,000 for the same periods of last year, respectively. Interest income is comprised primarily of interest earned on the Company's cash equivalents and marketable securities. Interest income decreased for the quarter and six-month period ended September 30, 1997 compared to the same periods in the prior year due to lower average cash and securities balances in the current year. Interest income is offset by interest expense and bank fees.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operations for the six-month period ended September 30, 1997 was $4,855,000 compared to cash used in operations of $4,158,000 for the same period last year. This increase in cash used in operations of $697,000 was primarily due to a decrease in the restructuring costs accrued for in the prior fiscal year and an increase in current assets, partially offset by increases in deferred revenues in the current year period compared to a decrease in deferred revenues in the same period last year and by a lower net loss in the current fiscal period compared to the same period last year.

     As of September 30, 1997, the Company had working capital of $22,350,000, including $22,666,000 of cash and short-term marketable securities. The Company has a revolving line of credit which permits unsecured borrowings up to $1,000,000 through August 1998. As of September 30, 1997, there were no outstanding loans under the line of credit and the Company was in compliance with the terms of the agreement.

     Property and equipment expenditures were $223,000 and $383,000 for the quarter and six-month period ended September 30, 1997, respectively. The Company has no material commitments to purchase property and equipment and expects to purchase property and equipment throughout the remainder of the year at a rate consistent with the prior fiscal year.

     In May 1996, the Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock. As of September 30, 1997 the Company had repurchased 487,400 shares, including $1,535,000 of repurchases in the six-month period ended September 30, 1997. The Company purchased the remaining balance of the shares of its common stock approved by the Board by the end of October 1997.

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

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit

EXHIBIT
 NO.                           DESCRIPTION OF EXHIBIT
------     ---------------------------------------------------------------
  27       Financial Data Schedule

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

Dated: November 12, 1997

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                        DESCRIPTION
------     ----------------------------------------------------------------------------------
  27       Financial Data Schedule