Form 10-Q
period 1997-12-31
NOVADIGM INC
filed 1998-02-12
CIK 888358

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                 TO
                                      ---------------    ---------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On December 31, 1997, there were 17,470,822 shares of the Registrant's Common Stock outstanding.

================================================================================

                                 NOVADIGM, INC.

                                     INDEX

                                                                                         PAGE
                                                                                         NO.
                                                                                         ----
                                PART I. FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements
           Condensed Consolidated Balance Sheets as of December 31, 1997 and March 31,
           1997........................................................................    3
           Condensed Consolidated Statements of Operations for the three-month and
           nine-month periods ended December 31, 1997 and December 31, 1996............    4
           Condensed Consolidated Statements of Cash Flows for the nine-month periods
           ended December 31, 1997 and December 31, 1996...............................    5
           Notes to Condensed Consolidated Financial Statements........................    6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations..................................................................    7
                                 PART II. OTHER INFORMATION
Item 1.    Legal Proceedings...........................................................   11
Item 2.    Changes in Securities.......................................................   11
Item 3.    Defaults upon Senior Securities.............................................   11
Item 4.    Submission of Matters to a Vote of Security Holders.........................   11
Item 5.    Other Information...........................................................   11
Item 6.    Exhibits and Reports on Form 8-K............................................   11
SIGNATURES.............................................................................   12

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 NOVADIGM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       DECEMBER 31,     MARCH 31,
                                                                           1997           1997
                                                                       ------------     ---------
                                                                       (UNAUDITED)
                                             ASSETS
Cash and cash equivalents............................................    $  3,619       $   7,984
Short-term marketable securities.....................................      15,664          18,205
Accounts receivable..................................................       7,663           4,732
Prepaid expenses and other current assets............................       1,041             604
                                                                         --------        --------
          Total current assets.......................................      27,987          31,525
Property and equipment, net..........................................       1,638           1,586
Long-term marketable securities......................................          --           2,529
Other assets.........................................................         770             702
                                                                         --------        --------
                                                                         $ 30,395       $  36,342
                                                                         ========        ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities.............................    $  5,720       $   4,202
Accrued restructuring cost...........................................          --           1,394
Deferred revenue.....................................................       2,073             946
                                                                         --------        --------
          Total current liabilities..................................       7,793           6,542
Stockholders' equity:
  Common stock: 30,000 shares authorized; 17,471 and 17,316 shares
     outstanding.....................................................          11              11
  Additional paid-in capital.........................................      66,633          65,860
  Cumulative translation adjustment..................................          13               4
  Accumulated deficit................................................     (40,939)        (34,493)
  Treasury stock.....................................................      (3,116)         (1,582)
                                                                         --------        --------
          Total stockholders' equity.................................      22,602          29,800
                                                                         --------        --------
                                                                         $ 30,395       $  36,342
                                                                         ========        ========

                            See accompanying notes.

                                 NOVADIGM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                 ENDED DECEMBER 31,          ENDED DECEMBER 31,
                                               ----------------------       ---------------------
                                                1997           1996          1997          1996
                                               -------        -------       -------       -------
REVENUES:
  Licenses.................................... $ 5,443        $ 2,933       $10,747       $ 8,098
  Services....................................   1,773          2,731         5,459         7,679
                                               -------        -------       -------       -------
          Total revenues......................   7,216          5,664        16,206        15,777
OPERATING EXPENSES:
  Cost of services............................   1,952          1,586         5,065         4,925
  Sales and marketing.........................   4,286          4,409         9,838        11,985
  Research and development....................   1,786          1,580         5,068         4,436
  General and administrative..................   1,289          1,384         3,558         3,949
                                               -------        -------       -------       -------
          Total operating expenses............   9,313          8,959        23,529        25,295
                                               -------        -------       -------       -------
Operating loss................................  (2,097)        (3,295)       (7,323)       (9,518)
Interest income, net..........................     180            378           806         1,255
                                               -------        -------       -------       -------
Loss before provision (benefit) for income
  taxes.......................................  (1,917)        (2,917)       (6,517)       (8,263)
Provision (benefit) for income taxes..........      --              1           (75)           20
                                               -------        -------       -------       -------
Net loss...................................... $(1,917)       $(2,918)      $(6,442)      $(8,283)
                                               =======        =======       =======       =======
Net loss per common share -- basic............ $ (0.11)       $ (0.17)      $ (0.37)      $ (0.48)
                                               =======        =======       =======       =======
Weighted average common -- basic..............  17,434         17,415        17,366        17,416
                                               =======        =======       =======       =======

                             See accompanying notes

                                 NOVADIGM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                FOR THE
                                                                           NINE MONTHS ENDED
                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1997         1996
                                                                         --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)...........................................................  $ (6,442)    $ (8,283)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization.....................................       837          701
     Decrease (increase) in accounts receivable........................    (2,931)       1,500
     Increase in prepaid expenses and other current assets.............      (437)        (267)
     Increase in other assets..........................................       (68)        (236)
     Increase in accounts payable and accrued liabilities..............     1,518          968
     Decrease in accrued restructuring costs...........................    (1,394)          --
     Increase (decrease) in deferred revenue...........................     1,127       (3,226)
                                                                         --------     --------
  Net cash used in operating activities................................    (7,790)      (8,843)
                                                                         --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment..................................      (889)      (1,128)
  Purchases of held-to-maturity securities.............................   (12,545)     (15,917)
  Proceeds from redemptions of held-to-maturity securities.............    17,615       19,719
                                                                         --------     --------
  Net cash provided by investing activities............................     4,181        2,674
                                                                         --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the exercise of options................................       773          911
  Proceeds from loan repayment.........................................        --           99
  Purchase of treasury stock...........................................    (1,535)        (888)
                                                                         --------     --------
Net cash provided by (used in) financing activities....................      (762)         122
                                                                         --------     --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH................................         6         (136)
                                                                         --------     --------
NET DECREASE IN CASH AND CASH EQUIVALENTS..............................    (4,365)      (6,183)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD...............     7,984       13,361
                                                                         --------     --------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD.....................  $  3,619     $  7,178
                                                                         ========     ========

                             See accompanying notes

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

 2. NET LOSS PER SHARE

     Net loss per share is computed using the weighted average number of outstanding shares of common stock. Common equivalent shares were excluded from the calculations of loss per share because the effect of including such shares in the computation would be anti-dilutive. In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings Per Share". The Company adopted the provisions of SFAS 128 effective for the quarter ended December 31, 1997 and has restated the prior periods. The diluted net loss per share calculation is not presented because the inclusion of common stock equivalents would be anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information below, which anticipates the Company's results of operations for fiscal periods after the quarter ended December 31, 1997, contains forward-looking statements that involve a number of risks and uncertainties. The Company's quarterly operating results have fluctuated significantly in the past, and may fluctuate in the future, due to a number of factors, including the number, size and timing of customer orders, the timing and market acceptance of the Company's new products, the dependence on resellers, the level and pricing of international sales, changes in the level of operating expenses, technological advances and new product introductions by the Company's competitors, competitive conditions in the industry and foreign currency exchange rates. In addition, the sales cycle for the Company's products is lengthy and unpredictable depending upon the interest of the prospective customer in the Company's products, the size of the order, the decision-making and acceptance procedures within the customer's organization, the complexity of implementation and other factors. The Company's operating results may also vary significantly due to seasonal trends, as a result of efforts by the Company's direct sales personnel to meet annual quotas, lower international revenues in the summer months when many European businesses experience lower sales, the establishment of calendar year capital budgets by prospective customers, as well as other factors.

RESULTS OF OPERATIONS

     The Company generates revenues principally from licensing the rights to use its software products to end-users and from sublicense fees received from resellers. The Company also generates service revenues from consulting and training activities performed for license customers and maintenance revenues from support and software update rights.

     For the periods indicated, the following table sets forth the percentage of total revenue represented by the respective line items in the Company's condensed consolidated statements of operations (unaudited):

                                                     FOR THE THREE           FOR THE NINE MONTHS
                                                        MONTHS                      ENDED
                                                     DECEMBER 31,               DECEMBER 31,
                                                  -------------------       ---------------------
                                                  1997          1996        1997            1996
                                                  -----         -----       -----           -----
Revenues:
  Licenses......................................   75.4%         51.8%       66.3%           51.3%
  Services......................................   24.6          48.2        33.7            48.7
                                                  -----         -----       -----           -----
          Total revenues........................  100.0         100.0       100.0           100.0
                                                  -----         -----       -----           -----
Operating Expenses:
  Cost of services..............................   27.1          28.0        31.3            31.2
  Sales and marketing...........................   59.4          77.8        60.7            76.0
  Research and development......................   24.7          27.9        31.3            28.1
  General and administrative....................   17.9          24.5        21.9            25.0
                                                  -----         -----       -----           -----
          Total operating expenses..............  129.1         158.2       145.2           160.3
                                                  -----         -----       -----           -----
Operating loss..................................  (29.1)        (58.2)      (45.2)          (60.3)
                                                  -----         -----       -----           -----
Interest income, net............................    2.5           6.7         5.0             7.9
                                                  -----         -----       -----           -----
Loss before provision (benefit) for income
  taxes.........................................  (26.6)        (51.5)      (40.2)          (52.4)
Provision (benefit) for income taxes............     --            --        (0.5)            0.1
                                                  -----         -----       -----           -----
Net loss........................................  (26.6)%       (51.5)%     (39.7)%         (52.5)%
                                                  -----         -----       -----           -----

     Total revenues for the Company's third fiscal quarter ended December 31, 1997 were $7,216,000 compared to $5,664,000 for the same quarter of the previous year, an increase of $1,552,000 or 27.4%. Revenues from direct channels were approximately $4,043,000 or 56% of total revenues for the quarter ended December 31, 1997 and $3,501,000 or 62% for the comparable period of the prior year. The higher total revenues for the quarter ending December 31, 1997 compared to the same quarter last year is due to higher license revenues partially offset by lower service revenues. International revenues were approximately $3,209,000 or 45% of total revenues in the quarter ended December 31, 1997 compared to approximately $388,000 or 7% in the comparable quarter of last year. Total revenues for the nine-month period ended

December 31, 1997 were $16,206,000 compared to $15,777,000 for the same nine-month period of the previous year, an increase of $429,000 or 2.7% resulting from higher license revenues partially offset by lower service revenues.

     License revenues were $5,443,000 or 75.4% of total revenues for the quarter ended December 31, 1997 compared to $2,933,000 or 51.8% of total revenues for the same period last year. License revenues for the nine-month period ended December 31, 1997 were $10,747,000 or 66.3% of total revenues compared to $8,098,000 or 51.3% of total revenues for the same period last year. The increase in license revenues for the quarter and nine-month period ended December 31, 1997 was primarily attributable to closing contracts with a higher average selling price. License revenues from indirect channels continued to provide a greater percentage of the total license revenue in both the current year and last year quarters compared to the direct channel. License revenues from North America continued to provide a greater percentage of the license revenue in both the current year and last year quarters compared to outside of North America. However, license revenue outside of North America increased substantially in the current quarter as compared to the same quarter last year due primarily to the closing of contracts in the United Kingdom (UK). License revenue from outside North America will continue to be an important contributor to total license revenue in future quarters. From time to time, the Company accepts guaranteed sublicense fees from distributors. Distributors pay guaranteed sublicense fees in order to have the right to sublicense the Company's products to its customers and to receive training and support services from the Company. Though the Company recorded no such fees in the current year quarter, at December 31, 1997 a substantial percentage of guaranteed sublicense fees received by the Company had not yet been relicensed by the Company's distributors to end-users.

     Service revenues were $1,773,000 or 24.6% of total revenues for the quarter ended December 31, 1997 compared to $2,731,000 or 48.2% of total revenues for the comparable quarter last year. Service revenues for the nine-month period ended December 31, 1997 were $5,459,000 or 33.7% of total revenues compared to $7,679,000 or 48.7% of total revenues for the comparable period last year. The lower service revenues for the quarter and the nine-month period ended December 31, 1997 compared to the same periods last year was due primarily to the expiration of the Company's agreement with International Business Machines Corporation ("IBM") in March 1997, which provided approximately $1,267,000 in service revenues in the quarter and approximately $3,801,000 in the nine-month period ended December 31, 1996. Comparing service revenues for the quarter ended December 31, 1997 with the same quarter last year excluding IBM revenue, the current year quarter is approximately $309,000 higher due to greater consulting and training services performed. Comparing service revenues for the nine-month period ended December 31, 1997 with the same period last year excluding IBM revenue, the current year quarter is approximately $1,581,000 higher due to greater consulting and training services performed, and due to higher maintenance fees associated with a growing installed.

     Cost of services includes the direct and indirect costs of providing training, technical support and consulting services to the Company's customers. Cost of services consists primarily of payroll, related benefits, and travel for field engineers and support personnel, other related overhead and third party consulting fees. Cost of services were $1,952,000 or 110% of service revenues for the quarter ended December 31, 1997 compared to $1,586,000 or 58% of service revenues for the quarter ended December 31, 1996. Cost of services for the nine-month period ended December 31, 1997 was $5,065,000 or 93% of service revenues compared to $4,925,000 or 64% of service revenues for the same period last year. The higher cost of services in the quarter and nine-month period ended December 31, 1997 compared to the same periods for the prior year was primarily due to the use of outside consultants in the current quarter. The reason for the higher cost of services as a percent of service revenues in the quarter and the nine-month period ended December 31, 1997 as compared with the same periods last year is due to the higher costs and the expiration of the Company's services agreement with IBM which provided services revenue at a high margin. The Company does not expect the cost of services to increase throughout the remainder of fiscal 1998.

     Sales and marketing expenses consist primarily of salaries, related benefits, commissions, travel and other costs associated with the Company's sales and marketing efforts. Sales and marketing expenses for the quarter ended December 31, 1997 were $4,286,000 or 59.4% of total revenues as compared to $4,409,000 or 77.8% of total revenues for the same period last year. The sales and marketing expenses decreased $123,000 or 2.8% in the fiscal third quarter this year compared to the same quarter last year. Sales and marketing expenses for the nine-month period ended December 31, 1997 were $9,838,000 or 60.7% of total revenues as compared to $11,985,000 or 76.0% of total revenues for the same period last year. The sales and marketing expenses decreased $2,147,000 or 17.9% in the nine-month period this year compared to the same period last year. The decrease in the quarter and the nine-month period this year as compared to the same periods last year is primarily due to the restructuring program initiated by the Company in the fourth quarter of fiscal 1997 entailing the termination of 21 sales and marketing personnel, the closure of five regional sales offices and the Chicago-based marketing office, the restructuring of the European operations and sales channel, and the integration of the North American channels marketing into the existing North American sales and services organization. During the quarter and the nine-month period ended December 31, 1997, the Company incurred $349,000 and $1,394,000, respectively, of costs, which were applied against accrued restructuring costs. The Company does not expect sales and marketing expenses in dollar terms to increase for the remainder of the fiscal year because the Company believes some expenses in the third quarter will not recur, or will not recur at the same level in the following quarter including; the marketing expenses associated with the launch of release 4.0 of the Enterprise Desktop Manager(TM) ("EDM"), made commercially available on October 1, 1997 and the launch of the Radia(TM) line of products for the internet which are expected to be commercially available during February 1998, and the payment of royalties to the Company's former UK distributor related to the reacquisition of distribution rights in the UK market.

     Research and development expenses consist primarily of salaries, related benefits, consultant fees and other costs associated with the Company's research and development efforts. Research and development expenses were $1,786,000 or 24.7% of total revenues for the quarter ended December 31, 1997 compared to $1,580,000 or 27.9% of total revenues for the same period last year. Research and development expenses for the nine-month period ended December 31, 1997 were $5,068,000 or 31.3% of total revenues as compared to $4,436,000 or 28.1% of total revenues for the same period last year. The higher expenses for the quarter and the nine-month period ended December 31, 1997 were primarily due to contracting of consultants to support the continued enhancement, design and development of the Company's software products, quality assurance and documentation. The Company has invested resources into the development of EDM release 4.0 and the Radia line of products for the internet. The Company believes that a significant investment in research and development activities is essential to provide for the Company's future growth, particularly research and development relating to the Company's internet activities. Accordingly, the Company anticipates further increases in research and development expenses in subsequent quarters.

     General and administrative expenses consist primarily of salaries, related benefits, travel and fees for professional services such as legal, consulting and accounting. General and administrative expenses were $1,289,000 or 17.9% of total revenue for the quarter ended December 31, 1997 compared to $1,384,000 or 24.5% of total revenues for the same period of last year. General and administrative expenses for the nine-month period ended December 31, 1997 were $3,558,000 or 21.9% of total revenue compared to $3,949,000 or 25.0% of total revenues for the same period of last year. The decrease in the quarter and the nine-month period this year as compared to the same periods last year is primarily due to the restructuring program initiated by the Company in the fourth quarter of fiscal 1997. The Company expects general and administrative expenses to increase in dollars and to decrease as a percent of total revenue in future quarters.

     Net interest income was $180,000 and $806,000 for the quarter and nine-month periods ended December 31, 1997, respectively, compared to $378,000 and $1,255,000 for the same periods of last year, respectively. Interest income is comprised primarily of interest earned on the Company's cash equivalents and marketable securities. Interest income decreased for the quarter and nine-month period ended December 31, 1997 compared to the same periods in the prior year due to lower average cash and securities balances in the current year. Interest income is offset by interest expense, bank fees and other miscellaneous expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operations for the nine-month period ended December 31, 1997 was $7,790,000 compared to cash used in operations of $8,843,000 for the same period last year. This decrease in cash used in operations of $1,053,000 was primarily due to a higher deferred revenue balance at December 31, 1997 and a lower net loss in the nine-month period of fiscal 1998 compared to the same time and period last year, respectively, partially offset by an increase in the accounts receivable balance and a decrease in the accrued restructuring cost balance at December 31, 1997 compared to the same period last year.

     As of December 31, 1997, the Company had working capital of $20,194,000, including $19,283,000 of cash and short-term marketable securities. The Company has a revolving line of credit that permits unsecured borrowings up to $1,000,000 through August 1998. As of December 31, 1997, there were no outstanding loans under the line of credit and the Company was in compliance with the terms of the agreement.

     Property and equipment expenditures were $889,000 and $1,128,000 for the quarter and nine-month period ended December 31, 1997, respectively. The Company has no material commitments to purchase property and equipment and expects to purchase property and equipment throughout the remainder of the year at a rate consistent with the prior fiscal year.

     In May 1996, the Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock. As of December 31, 1997 the Company had repurchased 500,000 shares, including $1,535,000 of repurchases in the nine-month period ended December 31, 1997. The Company announced the termination of the repurchase program effective October 30, 1997.

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company held its 1997 Annual Meeting of Stockholders on November 21, 1997. The following matters were approved by the stockholders by the votes indicated below:

                                                 VOTES         VOTES                   BROKER
                                                  FOR         AGAINST     ABSTAIN     NON-VOTES
                                               ----------     -------     -------     ---------
    a. election of four directors to serve
       for the ensuing year as follows:
         Albion J. Fitzgerald...............   11,724,907         --       63,518         --
         Robert B. Anderson.................   11,724,907         --       63,518         --
         H. Kent Petzold....................   11,678,330         --      110,095         --
         Deborah Doyle McWhinney............   11,711,333         --       76,092         --

    b. appointment of Arthur Andersen LLP as
       independent auditors of the Company
       for the fiscal year ending March 31,
       1998.................................   11,762,549     20,326       5,550         100

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        27.1  Financial Data Schedule

     (b) The Company has not filed any Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 12, 1998                  NOVADIGM, INC.

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

                             INDEX TO EXHIBITS

EXHIBIT
NUMBER                    DESCRIPTION
-------                   -----------
27.1              Financial Data Schedule.