Form 10-K405
period 1998-03-31
NOVADIGM INC
filed 1998-06-24
CIK 888358

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-26156

                                 NOVADIGM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      DELAWARE                                              22-3160347
  (STATE OR OTHER JURISDICTION OF INCORPORATION OR
                     ORGANIZATION)                             (I.R.S. EMPLOYER IDENTIFICATION NO.)

   ONE INTERNATIONAL BLVD., SUITE 200, MAHWAH, NJ                              07495
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on May 29, 1998, as reported on Nasdaq National Market was approximately $44,401,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliates status is not necessarily a conclusive determination for other purposes.

     On May 29, 1998, there were 17,470,823 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the Annual Meeting of Stockholders which is scheduled to be held September 24, 1998.
================================================================================

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I
  Item 1.  Business.........................................    3
  Item 2.  Properties.......................................   13
  Item 3.  Legal Proceedings................................   13
  Item 4.  Submission of Matters to a Vote of Securities
           Holders..........................................   13
PART II
  Item 5.  Market for the Registrant's Common Stock and
           Related Stockholder Matters......................   14
  Item 6.  Selected Financial Data..........................   15
  Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............   16
  Item 8.  Financial Statements and Supplementary Data......   24
  Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..............   24
PART III
  Item 10. Directors and Executive Officers of the
           Registrant.......................................   25
  Item 11. Executive Compensation...........................   25
  Item 12. Security Ownership of Certain Beneficial Owners
           and Management...................................   25
  Item 13. Certain Relationships and Related Transactions...   25
PART IV
  Item 14. Exhibits, Financial Statement Schedule, and
           Reports on Form 8-K..............................   26
SIGNATURES..................................................   28
POWER OF ATTORNEY...........................................   29

     "Novadigm" and "Novadigm Enterprise Desktop Manager" are registered trademarks of Novadigm, Inc., and "Enterprise Desktop Manager," "EDM: Manager," "EDM: Administrator," "EDM: Server," "EDM: Client," "Cybervalet," and "Radia" are trademarks of Novadigm, Inc. This filing also includes trademarks of companies other than of Novadigm, Inc.

                                     PART I

     This report includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements and are advised to review the risks and uncertainties set forth under "Business Risks" in Part II, Item 7.

ITEM 1. BUSINESS

     Novadigm, Inc. ("Novadigm" or the "Company") is a provider of distributed software management solutions for medium and large-scale enterprises. The Company markets and sells an integrated suite of products that automatically deploys, updates, and maintains distributed software across a wide variety of networks, servers and devices. Novadigm's customers include Fortune 2000 Information Technology ("IT") driven organizations in the financial services, transportation, telecommunications, healthcare, and utilities industries; government agencies; large independent software vendors; and IT service providers.

     The Company's products include the Enterprise Desktop Manager(TM)("EDM"), a client/server-based deployment environment that centrally controls software configurations on distributed PCs, and Radia(TM) ("RADIA"), an internet-based software distribution and management environment that enables subscriber initiated "self-service" updates of desktop or web-based applications. Both products use the Company's patented "desired-state" automation technologies to ensure that the right components of software are always available to the right users, at the right time, without requiring administrative or user intervention. These advancements reduce the time-to-market and total-cost-of-ownership of managing distributed software.

BACKGROUND

     Novadigm's distributed software management solutions address a market commonly characterized as Electronic Software Distribution ("ESD"), a large, well-defined and rapidly growing segment of the systems management marketplace. This market, which is estimated by industry analysts to grow to $3.3 billion by the year 2001, describes a class of software that deploys application components, including its data, programs, files, content and objects, across local-area networks ("LANs"), wide-area networks ("WANs"), virtual area networks ("VANs") and the world-wide web ("WWW"). ESD software also includes the requirement for installing the desktop software and the embedded links that distributed users require to operate these applications on their personal computers ("PCs"), mobile laptops/devices, or network computers ("NCs").

     Recently popularized with the introduction of "Internet Push", ESD software has evolved over the last decade as an integral component of the IT management infrastructure for enterprises, application vendors, and internet service providers for whom use of software or software-based services is a critical aspect of their business. ESD solutions address the strategic computing requirements of these organizations to:

          Reduce the Total-Cost-of-Ownership of Managing PCs and Laptops. With industry analysts estimating that IT is investing as much as $10,000 per desktop per year in administering distributed PC and remote laptop software configurations, including operating system migrations, shrink-wrap tools deployment, and business application support, the demand for ESD automation that reduces overall support costs has escalated.

          Deploy Business-critical Client/Server and E-Commerce Applications. With the applications that now represent the key competitive and business advantages of the enterprise moving out of the back office, onto the desktop, and into the home, the need for ESD solutions that enhance the overall efficiency, reliability, availability and serviceability of these applications provide significant improvements on shortening the time-to-market.

          Ensure Year 2000 Software Compliance and Update. With the majority of the installed application portfolio requiring maintenance updates that ensure Year 2000 compliance, ESD solutions that can inventory current contents and deploy updates become essential to Year 2000 project leaders.

          Manage New Intranet/Extranet Services. With new web-enabled services that rely on up-to-the-minute updates of content for service subscribers, ESD solutions provide a central vehicle for managing the dynamic configuration changes required to keep the service current.

     Increasingly the software being managed in these environments is sold, distributed and changed on a "subscription service" basis for potentially thousands or millions of users, each with their own unique configuration dependencies. The more business-critical the applications are, the more frequently they need to be updated. To support this new management paradigm, a new breed of ESD solutions is now required to reduce the complexity of deploying and administering rapidly changing distributed software configurations, thereby increasing the reliability, serviceability and availability of these strategic software assets.

     To respond to this demand, many vendors have introduced ESD products to the marketplace. Typically provided as operating environment plug-in utilities for PC operating systems, Web browsers, LAN administration suites, or network/systems management frameworks, these tools generally combine point-to-point file transfer technology together with an automated scheduling program that directs file distribution "events". For transfers targeted at specific network nodes, they employ a procedural "scripting" language to perform the customized installation procedures at the identified destination. As a result, the implementation of these products is heavily dependent upon an administrator who must create or modify lists of specific users and corresponding files to be sent to such users, and who must script programs to control and customize the installation of the files once they reach their identified destination.

     In small, relatively simple networks with low rates of change, this "event-based" approach is an improvement over manual software installation. However, the time, complexity and cost of coding and implementing the lists and scripts required to account for each configuration dependency increases dramatically across large-scale networks. To increase transport success rates, systems administrators are required to manually perform the configuration, change and policy activities needed to prepare the lists and scripts required for file transfer control and installation. However, these "semi-automated" activities become impracticable to perform properly when applied to computing environments that include thousands of users deployed across widely dispersed geographical locations with platforms, network protocols, applications, systems software and databases that may vary significantly within a particular location or user group.

     In view of these fundamental limitations of traditional ESD products and with the widespread introduction of new complex business-critical client/server and internet applications, the Company believes that the requirements for software management technologies that effectively address the "end-to-end" process of tracking, configuring, deploying, securing and changing software and content across large-scale networks is now a required enabling technology for comprehensive ESD automation. This technology must be fast, scalable, reliable and highly adaptable to the customer's existing base of installed computing platforms and applications (internally developed, purchased and e-commerce software) to support the dynamic and rapidly changing requirements of the business.

THE NOVADIGM SOLUTION

     Novadigm offers a faster, more highly scalable, reliable and adaptable software management solution than traditional ESD tools, providing medium and large-scale enterprises with a unique suite of products that automates the "end-to-end" process of deploying, configuring, tracking and changing all types of distributed software. The Company's products allow IT professionals and IT service providers to effectively manage complex software configurations across any large-scale public and private network using whatever service provider policies are to be enacted for controlling the distribution of software or content. The following are key attributes of the Novadigm solution that distinguish it from other software management products:

          Desired-State Automation. Novadigm provides a unique, automated engine that compares the current "actual-state" of each distributed software configuration with a "desired model" of what an individual user, workgroup, department, or internet consumer's software configuration should look like. The resulting differences determine what updates are required, triggering an automated, granular change process for installing applications on distributed servers and desktops based on current user configuration requirements, available versions and access policy entitlements.

          Adaptive Configuration Management. Novadigm's products can automatically distribute customized software packages to unique client environments and install them as dictated by administrative policies. As program versions and client environments change, the affected client's "actual-state" is differenced and reconfigured to correspond to the desired-state of operation automatically, thus reducing the administrative change processes to the simple updating of a desired-state model that continuously verifies the accuracy and updates client configurations without manual intervention.

          Policy-based controls and auditability. Novadigm's products use policy-based access models to allow customers to efficiently and concisely define entitlements controlling the deployment of software to authorized clients. For example, an IT administrator may implement a policy permitting access to certain financial databases only to a selected workgroup within an organization's finance department. Changes to policies implemented or derived from external sources cause components to be automatically installed or de-installed on all affected clients. Administrative control over any object can be distributed as appropriate to designated users across a customer organization, thus ensuring that only authorized persons can change usage policies or application components.

          Scalability and performance. Novadigm's patented "fractional differencing" technology automatically calculates the effects of policy, component and client environment changes upon each client platform, and in connection with each calculation, automatically transports only the changed software components for each client. By using an object-level differencing calculations, Novadigm's products eliminate the need for manual listing and scripting activities required by traditional ESD approaches, where administrators must either calculate and program the effect of changes on each desktop, or assume that all changes must be sent to every desktop, with resulting impact on network traffic (as well as on reliability and auditability, since that assumption is usually incorrect). The differencing process calculates the precise changes needed by each desktop, allowing components to be automatically "cached" at multiple locations and transported using a combination of network protocols simultaneously to further optimize network performance.

     The Company believes that its technology and products establish a new standard for software management that provide its customers with an effective means for managing the next generation of client/server and internet applications on a large-scale. The Company also believes that the technology embodied in its products provides significant improvements over the list/script approach used by competitive vendors of ESD products. These improvements include the complete automation of the deployment and ongoing change management requirements of distributed software, enhanced scalability to support the high number of servers and desktops found in large organizations and significant reductions in cost through elimination of manual installation and administration procedures. These advancements result in higher levels of speed, reliability, serviceability and auditability.

THE NOVADIGM STRATEGY

     The Company's objective is to be the leading provider of distributed software management solutions to medium and large organizations that are deploying new software into their client/server and Internet computing environments. Key components of the Company's strategy are to focus on:

          Maintaining Technology Leadership in ESD Automation. The Company has developed and patented unique "desired-state" management and "fractional differencing" technologies that the Company believes distinguish its products from those of other vendors. The Company's products are object-oriented throughout and incorporate patented technologies to enable the highly automated, scaleable infrastructure that is required to manage the initial deployment and ongoing maintenance of software. The Company plans to continue to invest significant resources in research and development, both to enhance the features and functionality of its existing product base and to develop new products, particularly products that address the unique requirements of internet software and content management.

          Establishing Market Share Leadership in the Enterprise. The Company's comprehensive management infrastructure and patented technologies are key requirements for medium and large organizations with complex network computing environments and thousands or tens of thousands of users and consumers requiring ESD services. The Company's customer base is predominantly based in the Fortune 2000. The Company's strategy is to continue to concentrate on exploiting its product strengths in the high-end of the enterprise computing marketplace and to develop new enhancements and new products that are responsive to the software management needs of these organizations.

          Increasing its Customer Implementation Leadership Position for Managing the "Next Generation" of Business-critical Applications, particularly in Financial Services. The Company's products use a sophisticated change and configuration management engine that is a key enabling technology for organizations deploying software that must be updated frequently to align it to dynamic business requirements. These characteristics are inherent to the new class of client/server and commerce-based business applications, particularly in the financial services industry, where content distributed to ATMs for example now represents the competitive sales advantage and/or core customer service interface. The Company's strategy is to identify, cultivate and promote its product offerings to address the specific requirements of managers of these types of applications.

          Build Strategic Partnerships with Complementary Product, Channel and Service Providers. In order to penetrate the global market for software management, the Company has established a worldwide direct field sales organization to develop relationships with its customer and prospect base. To complement these efforts, the Company has also cultivated relationships with selected indirect sales channels of original equipment manufacturers ("OEMs"), service-oriented value added resellers ("VARs") and systems integrators, distributors and smaller resellers. The Company's strategy intends to expand these indirect channels of distribution, with particular emphasis on partnerships that promote the Company's products as part of broader product and systems integration service offerings both domestically and internationally.

     To support the Company's market leadership objective, the Company intends to utilize multiple products, services and distribution channels to create compelling value propositions for those segments of the ESD market which represent the best match of market opportunity to Novadigm's unique capabilities.

PRODUCTS

     Novadigm's distributed software management product line includes the Enterprise Desktop Manager(TM) ("EDM"), a client/server-based deployment environment that continually controls distributed software configurations on distributed PCs and laptops according to IT access policies, and Radia(TM) ("RADIA"), an internet-based software distribution and management environment that enables subscriber initiated "self-service" updates of desktop software and web-based applications. Both products leverage the Company's patented "desired-state" automation platform, a distributed management engine that automatically determines which software components are required for each individual user at the time of a configuration update. This engine dynamically synchronizes three activities:

          Desktop Discovery Process. A facility that dynamically audits user desktop contents on an on-demand basis, creating inventory summaries of the hardware and software contents of individual users, workgroups, or departments for use in updating configurations.

          Policy Management Authentication. A facility that dynamically determines access policy entitlements to applications or services by job function, geographic differences and/or hardware configurations.

          Application Version Verification. A facility that dynamically determines the current available versions of applications or services and updates to content that have occurred since the system was deployed.

     Using this "desired-state" engine, EDM and RADIA rapidly and precisely compare the current "actual state" of each of these three dimensions with the "desired model" of what an individual user, workgroup, department, or internet consumer's software configuration should look like. The resulting differences dynamically determine what updates are required, allowing software, content and application providers to deploy software-based applications without building in pre-configured packages to support different policies and supported environments. Without this restriction, services can be distributed faster, more reliably and with higher levels of adaptability than traditional ESD products.

  EDM

     Novadigm's EDM enables centralized software deployment and a management environment for IT organizations to distribute, configure, update, and maintain business-critical software in their desired-state across thousands of desktops and servers. The product reduces the administrative overhead required to manage distributed software by allowing IT managers to use a centralized model of the policies and configurations to deploy any individual system (the desired state), and then to compare, install and/or remove needed components on each node on the network. These facilities enable fast, reliable deployment of software while dramatically reducing the network traffic. As a result, EDM enables a variety of solutions for large and medium sized enterprises, including:

          Automatic Deployment of Business-critical Applications. EDM enables automatic deployment of business-critical applications including internally developed client/server applications and purchased applications from major vendors, such as SAP AG, Siebel Systems, Inc., The Baan Company, Oracle Corporation, and PeopleSoft, Inc. EDM ensures the rapid enterprise-wide distribution and high availability of these applications through their frequent change cycles by re-configuring the software components on desktops and servers to ensure that versions are synchronized and operational.

          Continuous Configuration of Business-critical Devices. EDM facilitates continuous configuration across a variety of devices, including clerical desktops, field agent laptops, and consumer commerce storefronts such as Automated Teller Machines ("ATMs"). EDM ensures that the software that represent the core sales and customer service interfaces are deployed reliably and adapt according to the changing needs of the business, including geographic, marketing, and individual consumer service personalization support.

          Audit and Compliance of Year 2000 Desktop Applications. EDM enables year 2000 applications including the central inventory and reporting of desktop software contents and the automatic deployment and re-configuration of the software once a new "Year 2000 compliant" version is introduced. EDM's desired-state engine ensures the accuracy and reliability of these activities across more than 17 different types of desktop operating environments.

     EDM supports the needs of organizations with heterogeneous platforms and large numbers of desktops and servers. The product is in its fourth release, and is used at more than 170 organizations in 17 countries supporting the unique software management requirements of a variety of industries, including banking, insurance, utilities, brokerage, government, technology, telecommunications, retail, transportation and manufacturing.

  RADIA

     Novadigm's RADIA provides corporate intranet, extranet and Internet service providers with the capabilities to rapidly deploy user-initiated "self-service" management infrastructures that control the distribution of packaged software and e-commerce applications across the Web. By constructing a RADIA-powered web site, IT managers can provide policy-based access to a wide range of desktop software, allowing end users to install, update, and repair their own desktops automatically without administrative support. RADIA also allows users to "subscribe" to an application or service through a system that automatically personalizes, adapts, and delivers software-based services in the right configuration each time it is accessed.

     By using the flexibility of the Internet and the power of Novadigm's "desired-state" engine, RADIA provides an easy-to-use, fast, and convenient vehicle for distributing software to a wide audience of distributed users that may include employees, partners, prospects and customers. The solutions enabled from this foundation include:

          Customized Software Malls for Managing Vendor Packages. Radia enables customized software malls to maintain a range of vendor packages including standard desktop office suites, browsers, tools and utilities such as those from Microsoft Corporation ("Microsoft"), Netscape Communication Corp. ("Netscape"), Lotus Development Corporation, Network Associates, Inc. ("Network Associates") and Symantec Corporation. RADIA provides a customized directory-based listing for each authorized subscriber that identifies the software packages available for deployment on the desktop as well as the current status of those already installed. Updates and repairs automatically invoke Novadigm's patented adaptive configuration and fractional differencing technologies to deliver the required component changes.

          Just-in-time Configuration of Java and Commerce-based Applications. Radia deploys just-in-time applications including applets, supply chain systems, and transactive content for systems that represent online sales interfaces for Web-based consumers. RADIA ensures that each authorized service subscriber is configured, verified and updated with component changes to the software residing on their desktops each time the service is accessed. Updates are configured in the background prior to application execution to ensure timely and accurate service levels.

          Revisable Content Management for Subscription-based Services. Radia manages revisable content, including applications with content links, custom research, and "pushed" updates that require the personalized delivery of new service versions. RADIA provides a customized catalog for each authorized subscriber to browse, subscribe and invoke content packages that dynamically configure themselves based on user-supplied parameters. Updates are delivered automatically based on the subscriber's current service requirements.

     RADIA supports the needs of any organization that uses the Internet as a standard vehicle for corporate, partner and customer communication. The product was released in November 1997 and now includes two application components, the Radia Software Manager and the Radia Application Manager.

     Both EDM and RADIA operate from a common set of management platforms; a distributed, object-oriented environment that is comprised of two major components:

          "Management Servers". A foundation that includes a central server with publishers/administrators to configure it and a set of distributed staging servers to "fan-out" the distribution process. The central server is a multi-domain object repository and engine that synchronizes distributed objects; application components, desktop configurations, policy relationships, across the network. Using an EDM or RADIA Administrator, this repository is configured to include the packages, policies and configuration requirements necessary to automatically manage the transfer of objects to and from Novadigm-managed servers and client desktops.

          "Client Subscribers". A lightweight desktop-resident component that communicates with Novadigm's Management Servers to identify, distribute and install configuration changes for distributed software or content. Operating as an extension of standard PC or Internet operating environments, the Client Subscriber automatically discovers current desktop contents and synchronizes application versions with new or updated configurations residing on the Management Server.

     The components are distributed across a variety of computing platforms:

            COMPONENT                          PLATFORMS
            ---------                          ---------
Management Servers                 Windows NT, AIX, HP-UX, MVS, SUN,
                                   Novell, OS/2
Client Subscribers                 Windows (3.1+, 95), Windows NT,
                                   OS/2, AIX, HP-UX, SUN, Novell,
                                   Macintosh,

          Communication between components is supported through a variety of protocols, including TCP/IP, SNA, IPX, and NetBIOS.

     Extensions for the platform, called "Adapters," allow customers, systems integrators and application vendors to encapsulate their own custom development, systems management and desktop management tools into the Novadigm management infrastructure. Adapters are now available for:

          Network/Systems Management Frameworks. Novadigm's best of breed software distribution and management capabilities are integrated directly with the event, security and performance management environments of International Business Machines Corporation ("IBM")/Tivoli Systems Inc.'s ("Tivoli") TME10, Computer Associates International, Inc.'s ("Computer Associates") Unicenter, and Hewlett-Packard Company's ("Hewlett-Packard") OpenView.

          Industry Standards. Novadigm's policy management environment is integrated with lightweight directory access protocol ("LDAP") based directory servers and desktop discovery processes with desktop management interface ("DMI") to enable single source points of control for access policies and inventory management.

          Problem/Help Desk Management. Novadigm's dynamic desktop configuration management facilities are integrated with problem management environments such as Remedy Corporation's AR system to integrate problem tracking and inventory discovery data.

          LAN/Desktop Management. Novadigm's policy-based deployment is integrated with local area discovery and distribution facilities of Microsoft's SMS, Intel's LAN Desk, and IBM's CID.

          Application Management. Development environment configuration management models for Rational Software Corporation's ClearCase and Intersolv, Inc.'s PVCS are integrated directly to the distribution process, enabling development changes to be synchronized with deployment.

     The flexibility of Novadigm's object-oriented architecture allows these processes to be easily integrated as objects in Novadigm's Management Server and automatically integrated into Novadigm's "desired-state" software management process without requiring special application programming interface ("API's") or third party vendor coding.

CUSTOMERS AND APPLICATIONS

     The Company's principal customers include medium to large business organizations with widely deployed and complex client/server and internet computing environments. As of March 31, 1998, the Company's EDM products had been licensed directly by the Company or through distributors to 174 customers.

     During fiscal 1998, the Company had two customers, each of whom accounted for over ten percent of the total revenues. Amdahl Corporation ("Amdahl"), an OEM and distributor of the Company's products (see "Sales and Marketing"), accounted for approximately 31% of total revenues for fiscal 1998 and Electronic Data Systems Corp. ("EDS") accounted for approximately 10% of total revenues for fiscal 1998.

SALES AND MARKETING

     The Company markets its software and services through its direct sales force and indirect channels comprised of OEMs, VARs, and systems integrators, in North America, Europe, the Pacific Rim, South America and South Africa. The Company's North American direct sales and worldwide indirect sales activities are managed from the Company's offices in Mahwah, New Jersey and Emeryville, California; and its European direct sales activities are managed from the Company's facilities in Paris, France. For fiscal 1998, revenues from direct and indirect sales accounted for 64% and 36%, respectively, of total revenues, and revenues from domestic and international sales accounted for 54% and 46%, respectively, of total revenues. The Company expects direct sales and international sales to increase as a percentage of total revenues.

     The Company's direct sales activities have emphasized improvements in the identification and generation of qualified prospective customer leads at the beginning phase of the sales cycle through concentration on directed direct mail and teleprospecting activities. The leads generated from the telemarketing process are given to the Company's sales organization, which is divided into specialized teams of pre-sales specialists, account managers and post sales service consultants that work together to provide an integrated "solution selling" approach to the customer. The Company's indirect channel organization is based on business arrangements with OEMs, VARs, systems integrators and distributors which are selected and trained by the Company to provide marketing, sales, post-sale support and service for the Company's products. These business arrangements are also useful to the Company in identifying product enhancements and developments that are responsive to customer and market requirements. The Company believes that it has been successful in minimizing marketing conflicts between its direct and indirect sales channels.

     In June 1995, the Company entered into a seven-year, non-exclusive OEM and distribution agreement with Amdahl. Under the agreement, Amdahl can sublicense EDM throughout the world as part of its bundled solution and sublicense EDM stand-alone to a limited worldwide market. Novadigm agreed to provide limited technical support and training. The agreement required Amdahl to pay the Company $8 million in non-refundable, guaranteed sublicense fees and bundled support in quarterly installments during the first year of the agreement, fiscal 1996; and $4 million in the last quarter of both fiscal 1997 and fiscal 1998. The agreement was amended in March 1997, instead requiring Amdahl to pay $2 million in non-refundable, guaranteed sublicense fees and bundled support in the last quarter of fiscal 1997; minimum additional sublicense fees of $2 million during fiscal 1998; and minimum additional sublicense fees of $3 million in both fiscal 1999 and fiscal 2000. In the event of a change of control of the Company, the amended agreement allows Amdahl the right to terminate the agreement and recover unused guaranteed sublicense fees at the time of termination to the extent they were also outstanding on March 31, 1997. There can be no assurance that Amdahl will extend this agreement in subsequent years. The Company recognized no guaranteed sublicense fees from Amdahl in fiscal 1998.

     The Company to date has concentrated on establishing a market for its products in North America, Europe, Japan, South Africa, South America, Australia and Korea. The marketing activities of the Company are designed to generate qualified leads and to supply the Company's sales channels with positioning, presentation materials, and product collateral to help generate and develop qualified customer prospects. Lead generation activities include seminars, trade shows, direct mailings, advertising and public relations activities.

CUSTOMER SERVICE AND SUPPORT

     To facilitate implementation and integration of its products, the Company offers a range of support programs and services that complement the Company's automated software management products.

     The Company provides all customers with telephone hotline, fax and E-mail access to its technical support staff, with additional support provided by the Company's OEM's, VARs and systems integrators. The Company's technical support staff not only provides assistance in diagnosing problems, but works closely with customers to address systems implementation and integration issues and assists in increasing the efficiency of their enterprise systems. The Company also maintains a comprehensive solution-based web site of technical information on EDM and Radia. In addition, through the web site, the Company has the ability to download maintenance, submit problem reports and enhancements, and participate in a user discussion forum.

     The Company offers regional and on-site training programs covering object technologies and EDM and Radia implementation strategies to its customers, OEM's, VARs and systems integrators.

     The Company's professional services organization and a growing number of independent EDM and Radia service providers are available to consult with customers on project planning and systems implementation and integration. Revenues from services accounted for 33% of fiscal 1998 total revenues.

PRODUCT DEVELOPMENT

     Since its inception, the Company has emphasized and made substantial investments in product development. In fiscal 1998, the Company's total research and development expenses were approximately $6.8 million. To date, the Company has not capitalized any software development costs.

     The Company anticipates that it will continue to commit substantial resources to research and development. The Company believes that its future success will depend in large part on its ability to maintain and enhance the functionality of its current line of products and to develop and introduce new products that keep pace with technological developments, achieve market acceptance and respond to an ever-expanding range of customer requirements. The Company intends to enhance its existing product offerings and to introduce new products for the enterprise systems management market. The Company's new product development effort is focused on products which address the unique requirements of the internet environment. In developing these new products and product enhancements, the Company makes extensive use of its own development tools and object-oriented technology. Although the Company expects to develop certain of its new products and product enhancements internally, the Company may acquire technology and/or products from third parties or consultants when considerations of time or cost dictate.

     If the next release of EDM, RADIA or any potential new products and enhancements do not achieve market acceptance, or if for technological or other reasons, the Company is unable to develop, introduce and sell its products in a timely manner, the Company's business, financial condition and results of operations will be materially and adversely affected.

COMPETITION

     Competition in the ESD market is diverse and rapidly changing. While a variety of vendors have offered some forms of ESD solutions with their offerings, the current and prospective closest competitors of the Company today fall into three categories:

          Network/Systems Management Framework Vendors. These competitors include IBM/Tivoli, Computer Associates, and Hewlett-Packard, who offer traditional "list/script-based" ESD tools as part of their enterprise frameworks.

          LAN/Desktop Management Suite Vendors. These competitors include vendors like Microsoft, Intel and Network Associates, who offer workgroup-based ESD tools as part of a LAN administration package.

          Internet Push ESD Vendors. These competitors include start-ups like Marimba Inc., ("Marimba") and BackWeb Technologies, Inc. ("BackWeb") who provide push distribution technologies as plug-in components for Netscape and Micorsoft browsers.

     The Company believes that it competes effectively with all of these vendors in its target market on the basis of its broader product line for software management, desired-state technological innovation, unique adaptive configuration functionality, higher product implementation success rates, better end-user support and price. The Company differentiates its products in the market based on results that have proven its products are capable of distributing and managing software faster, with higher reliability and greater adaptability.

     However, there can be no assurance that the Company will be able to continue to compete effectively in the software management market or that its profitability or financial performance will not be adversely affected by increased competition. Many of the Company's competitors have longer operating histories than does the Company, and many have significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger customer installed bases. Moreover, there can be no assurance that either existing or new competitors will not develop products that are superior to the Company's products or other technologies offering significant advantages over the Company's technology, which could have a material adverse effect on the Company's business, financial condition and results of operations.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     In December 1996, the Company was issued a patent from the U.S. Patent Office for the "desired-state" management process and "fractional differencing" technologies used in the Company's software management products. There can be no assurance that the Company will develop additional proprietary technologies that are patentable, that any issued patent will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. Moreover, there can be no assurance that protective measures taken by the Company will prevent misappropriation of its proprietary technology, and such measures may not preclude competitors from developing products with features similar to those of the Company's products. Furthermore, effective copyright and trade secret protection may be limited or unavailable under the laws of certain foreign jurisdictions. The Company also relies on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, contractual provisions and technical measures to protect its proprietary rights in its products.

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

EMPLOYEES

     As of March 31, 1998, the Company had a total of 159 full-time employees, including 44 in product development, 91 in sales and marketing, 24 in general and administration. A total of 130 employees are based in the United States and 29 employees are based in Europe. The Company announced a reorganization after the close of fiscal 1998 which reduced the total number of full-time employees to 144. None of the Company's employees is represented by a labor union. The Company has not experienced work stoppages and considers its relations with its employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

              NAME                AGE                POSITION                OFFICER SINCE
              ----                ---                --------                -------------
Albion J. Fitzgerald............  50     Chairman of the Board and Chief         1992
                                         Executive Officer
Michael R. Carabetta............  49     President and Chief Operating           1998
                                         Officer
Robert B. Anderson..............  43     Executive Vice President,               1992
                                         Secretary and Director
Joseph J. Fitzgerald............  36     Vice President, Development             1992
Philip J. Myers.................  39     Vice President, Marketing               1993
Wallace D. Ruiz.................  47     Vice President, Treasurer and           1995
                                         Chief Financial Officer

     Albion J. Fitzgerald co-founded the Company in February 1992, serving as Chairman since that time, and currently as Chief Executive Officer and President. Mr. Fitzgerald has previously served as Chief Technology Officer. In May 1990, Mr. Fitzgerald founded Fitzgerald Associates, the Company's predecessor, and served as the chief architect in the development of EDM technology.

     Michael R. Carabetta joined the Company in February 1998 as President and Chief Operating Officer. From 1994 until joining the Company, Mr. Carabetta was Vice President and General Manager of the Amdahl Corporation. He was responsible for Amdahl's Open Enterprise Systems division and later responsible for the A+ software and services business unit. From 1983 to 1994, Mr. Carabetta was with Digital Equipment Corporation, serving first as Product Line Manager and later as Vice President, Financial & Cross Industry Applications.

     Robert B. Anderson joined the Company in June 1992 and currently serves as Executive Vice President, Secretary and as a director. From 1990 to 1992, Mr. Anderson served as Senior Vice President at Stratagem, an investment banking firm specializing in mergers, acquisitions and divestitures in the software industry.

     Joseph J. Fitzgerald co-founded the Company in February 1992. Since that time he has served as Director of Development, and as of June 1996, Vice President of Development. Mr. Fitzgerald is the brother of Albion Fitzgerald.

     Philip J. Myers joined the Company in December 1993 as Vice President, Marketing after having supported the Company's initial product launch as a marketing consultant since October 1992. From November 1991 through December 1993 Mr. Myers was President of Marketing Strategic Services, a marketing consulting firm.

     Wallace D. Ruiz joined the Company in May 1995 as Vice President, Treasurer and Chief Financial Officer. From September 1993 until joining the Company, he was Vice President, Treasurer and Chief Financial Officer of Unisa Holdings, Inc., a designer, marketer, and retailer of women's fashion footwear. From June 1989 until August 1993, Mr. Ruiz was employed as Vice President and Chief Financial Officer of L. Luria & Son, Inc., a publicly held retail chain. He is the brother-in-law of Albion Fitzgerald.

ITEM 2. PROPERTIES

     The Company conducts its operations in North America principally out of its facilities in Mahwah, New Jersey and Emeryville, California; and in Western Europe out of its facilities in Paris, France. The Company occupies approximately 26,911 square feet at its New Jersey facilities, which are used principally for product development, east coast sales, marketing and support, and general administration; and approximately 3,463 square feet at its California facilities, which are used principally for west coast sales, marketing and support. The Company's facilities in France are comprised of approximately 8,729 square feet and are used to support the Company's European operations. The Company also has sales and support offices in Dallas, Texas; Los Angeles, California; Odiham, England; Munich, Germany; and Brussels, Belgium.

ITEM 3. LEGAL PROCEEDINGS

     On March 3, 1997, the Company sued Marimba, Inc. for infringement of the Company's U.S. Patent No. 5,581,764 (the "764 Patent") in the U.S. District Court for the Northern District of California. The Company alleges that Marimba's Castanet Software product infringes the "764 Patent." On May 2, 1997, Marimba filed an answer to the Company's complaint and a counterclaim, denying the Company's allegations and seeking a declaration that the "764 Patent" is invalid, not infringed, and unenforceable. Discovery in the case is currently underway.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's stock has been traded on the Nasdaq National Market since the Company's initial public offering on July 13, 1995 under the Nasdaq symbol NVDM. The following table sets forth, for the periods indicated, the high and low sales prices for the Company's common stock as reported by Nasdaq:

                                                            HIGH        LOW
                                                            ----        ---
FISCAL YEAR ENDED MARCH 31, 1997
First Quarter.............................................  $21 3/4     $12
Second Quarter............................................  $15         $ 5 1/2
Third Quarter.............................................  $12 1/8     $ 5
Fourth Quarter............................................  $ 9 1/8     $ 3 7/8

FISCAL YEAR ENDED MARCH 31, 1998
First Quarter.............................................  $ 5 1/2     $ 3 1/8
Second Quarter............................................  $ 7 7/16    $ 3 5/16
Third Quarter.............................................  $ 7         $ 3 11/16
Fourth Quarter............................................  $ 4 5/8     $ 3 5/16

     As of March 31, 1998, there were approximately 115 holders of record of the Company's common stock.

     The Company has never paid cash dividends on its common stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company is prohibited from paying dividends under its revolving line of credit agreement.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements and Notes to Consolidated Financial Statements and other financial information included elsewhere in the report.

                                 NOVADIGM, INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               YEAR ENDED MARCH 31,
                                                --------------------------------------------------
                                                 1994       1995      1996       1997       1998
                                                -------   --------   -------   --------   --------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues
  Licenses....................................  $ 1,044   $  8,488   $18,775   $ 12,117   $ 15,728
  Services....................................       82        840     6,241     10,261      7,667
                                                -------   --------   -------   --------   --------
          Total revenues......................    1,126      9,328    25,016     22,378     23,395
                                                -------   --------   -------   --------   --------
Operating Expenses:
  Cost of services............................       34        344     2,630      6,275      6,971
  Sales and marketing.........................    2,347      5,706    10,961     17,123     14,680
  Research and development....................    3,222      3,338     4,426      6,212      6,843
  General and administrative..................      474      1,392     3,230      4,979      4,964
  Compensation charge related to escrow
     shares(1)................................       --     18,900        --         --         --
  Restructuring charge(2).....................       --         --        --      1,829         --
                                                -------   --------   -------   --------   --------
          Total operating expenses............    6,077     29,680    21,247     36,418     33,458
                                                -------   --------   -------   --------   --------
Operating income (loss).......................   (4,951)   (20,352)    3,769    (14,040)   (10,063)
Interest income and other, net................       52        122     1,428      1,597        978
                                                -------   --------   -------   --------   --------
Income (loss) before provision (benefit) for
  income taxes................................   (4,899)   (20,230)    5,197    (12,443)    (9,085)
Provision (benefit) for income taxes..........       --         --       160         59        (68)
                                                -------   --------   -------   --------   --------
Net income (loss).............................  $(4,899)  $(20,230)  $ 5,037   $(12,502)  $ (9,017)
                                                =======   ========   =======   ========   ========
Earnings (loss) per share -- basic............  $ (0.38)  $  (1.40)  $  0.30   $  (0.72)  $  (0.52)
                                                =======   ========   =======   ========   ========
Weighted average common shares outstanding --
  basic.......................................   13,060     14,424    16,566     17,409     17,392
                                                =======   ========   =======   ========   ========
Earnings (loss) per share -- diluted..........  $ (0.38)  $  (1.40)  $  0.28   $  (0.72)  $  (0.52)
                                                =======   ========   =======   ========   ========
Weighted average common and common equivalent
  shares outstanding -- diluted...............   13,060     14,424    17,928     17,409     17,392
                                                =======   ========   =======   ========   ========

                                                                    AS OF MARCH 31,
                                                     ---------------------------------------------
                                                      1994     1995     1996      1997      1998
                                                     ------   ------   -------   -------   -------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents..........................  $2,249   $1,012   $13,361   $ 7,984   $ 4,431
Working capital....................................   2,091    3,879    29,831    24,983    17,326
Total assets.......................................   3,148    6,560    50,132    36,342    28,876
Deferred revenue...................................     248      871     4,509       946     2,518
Stockholders' equity...............................   2,220    4,066    42,522    29,800    20,044

---------------
(1) Represents a non-recurring, non-cash compensation charge incurred upon the achievement of certain cash flow requirements under an escrow arrangement imposed on founder's shares in connection with the Company's public offering on the Vancouver Stock Exchange in September 1992.

(2) See Note 9 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. Such forward looking statements include, but are not limited to the last sentences of the first and second paragraphs under "Revenue," the sentences in the third paragraph under "Revenue" regarding international sales, the last sentences of "Cost of services," "Sales and marketing," "Research and development" and "General and administrative," the statements under "Year 2000 compliance" and the last paragraph under "Liquidity and capital resources." These forward looking statements are subject to certain risks and uncertainties, including those discussed under "Business Risks" below, that could cause actual results to differ materially from historical or anticipated results.

OVERVIEW

     The Company designs, markets and supports an automated solution to software management in medium and large organizations with complex distributed computing environments. The Company was incorporated in February 1992. Through September 1993, the Company's primary efforts were devoted to product development. In October 1993, Version 1.0 of Enterprise Desktop Manager(TM) ("EDM") was released for general availability. Since its first release, the Company has continued to develop EDM by adding new features, applications and platforms. Version 2.0 of EDM was released in February 1994, Version 3.0 in June 1995, and Version 4.0 was released in October 1997. In November 1997, the Company released its newest product, RADIA(TM), an internet-based software and content management solution.

     The Company generates license revenues from licensing the rights to use its software products to end users and sublicense fees from resellers (including certain guaranteed sublicense fees). The Company also generates service revenues from consulting and training activities performed for license customers and revenue from support and software update rights (maintenance).

     Revenues from perpetual software license agreements are recognized as revenue upon shipment of the software if there are no significant post-delivery obligations, payment is due within one year and collectibility is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. The Company enters into reseller arrangements that typically provide for sublicense fees payable to the Company based on a percent of the Company's list price. Reseller arrangements may include an initial non-refundable payment in the form of guaranteed sublicense fees. Guaranteed sublicense fees from resellers are recognized as revenue upon shipment of the master copy of all software to which the guaranteed sublicense fees relate if there are no significant post-delivery obligations, the reseller is creditworthy and if the terms of the agreement are such that the payment obligation is not subject to price adjustment, is non-cancelable and non-refundable and due within 90 days. These guaranteed sublicense fees are applied against sublicense fees reported by the reseller in relicensing the Company's products to end users. The Company recognized approximately $0.4 million in guaranteed sublicense fees under all such agreements in 1998, approximately $3.9 million in 1997, and approximately $8.3 million in 1996.

     Revenues for maintenance are recognized ratably over the term of the support period. If maintenance is included in a license agreement, such services are unbundled from the license fee at their fair market value based on the value established by independent sale of such maintenance to customers. Consulting revenues are primarily related to implementation services performed under separate service arrangements related to the installation of the Company's software products. Such services generally do not include customization or modification of the underlying software code. If included in a license agreement, such services are unbundled at their fair market value based on the value established by the independent sale of such services to customers. Revenues from consulting and training services are recognized as services are performed.

     ALL PERIOD REFERENCES IN THE DISCUSSION BELOW ARE TO FISCAL PERIODS OF THE COMPANY BASED ON ITS FISCAL YEAR ENDING MARCH 31.

RESULTS OF OPERATIONS

     For the periods indicated, the following table sets forth the percentage of total revenues represented by the respective line items in the Company's statements of operations.

                                                               YEARS ENDED MARCH 31,
                                                              -----------------------
                                                              1996     1997     1998
                                                              -----    -----    -----
REVENUES:
  Licenses..................................................   75.0%    54.1%    67.2%
  Services..................................................   25.0     45.9     32.8
                                                              -----    -----    -----
          Total revenues....................................  100.0    100.0    100.0
                                                              -----    -----    -----
OPERATING EXPENSES:
  Cost of services..........................................   10.5     28.0     29.8
  Sales and marketing.......................................   43.8     76.5     62.7
  Research and development..................................   17.7     27.8     29.3
  General and administrative................................   12.9     22.2     21.2
  Restructuring charge......................................     --      8.2       --
                                                              -----    -----    -----
          Total operating expenses..........................   84.9    162.7    143.0
                                                              -----    -----    -----
Operating income (loss).....................................   15.1    (62.7)   (43.0)
                                                              -----    -----    -----
Interest income and other, net..............................    5.7      7.1      4.2
                                                              -----    -----    -----
Income (loss) before provision (benefit) for income taxes...   20.8    (55.6)   (38.8)
Provision (benefit) for income taxes........................    0.6      0.3     (0.3)
                                                              -----    -----    -----
Net income (loss)...........................................   20.2%   (55.9)%  (38.5)%
                                                              =====    =====    =====

REVENUES

     The Company generates revenues principally from licensing the rights to use its software products to end users and from sublicense fees reported to the Company by resellers, including certain guaranteed sublicense fees. The Company also generates service revenues from consulting and training activities performed for license customers and maintenance revenues from support and software update rights. Service revenues accounted for 32.8% of total revenues in 1998, 45.9% in 1997 and 25.0% in 1996, respectively. The Company expects service revenues as a percentage of total revenues to decline in 1999 as a result of its emphasis on licensing activities.

     The Company's total revenues in 1998 increased by $1.0 million to $23.4 million, an increase of 4.5% over 1997. Total revenues decreased $2.6 million to $22.4 million, a decrease of 10.5% from 1996. License revenues increased $3.6 million in 1998 as compared to 1997 due primarily to the increase in closing license contracts in Europe. License revenues declined by $6.6 million in 1997 as compared to 1996 due primarily to a decline in revenue from the reseller channel, particularly Amdahl, which provided less guaranteed sublicense fees in 1997 compared to 1996; higher levels of competition from systems management framework vendors causing customers to be cautious, resulting in smaller average contracts as more customers purchased initial pilot licenses rather than larger enterprise-wide licenses; and slowness in the European market. The decline in service revenues of $2.6 million in 1998 as compared to 1997 is due to the expiration of the Company's agreement with IBM in March 1997, partially offset by higher maintenance fees associated with a growing installed base and higher fees from services performed by the Company's professional services staff. The higher service revenues in 1997 as compared with 1996 is primarily due to the Company's agreement with IBM which provided $5.1 million and $2.9 million in services revenues in 1997 and 1996, respectively, representing 23% and 12% of the Company's total revenues for the respective periods, higher maintenance fees associated with a growing installed base and higher fees from services performed by the Company's professional services staff. Although the Company expects maintenance revenues to grow moderately throughout the next fiscal year, overall service revenues are not expected to grow due to the Company's emphasis on licensing activities with service partners who require minimal services from the Company.

     International revenues were $10.7 million, $4.1 million and $5.2 million in 1998, 1997 and 1996, respectively. International revenues increased $6.6 million in 1998 over 1997 due primarily to license contracts closed in Europe during the year. In March 1997 the Company initiated a restructuring program which among other things resulted in reorganizing the management of the European operations; reacquiring of distribution rights in the United Kingdom (UK); and opening offices and hiring sales personnel in Germany and Belgium. The Company plans to continue to develop international sales, through its direct sales force in Europe and through its indirect sales channels elsewhere. International revenues decreased in 1997 compared to 1996 primarily due to slowness in the European market and the incomplete sell-through of the guaranteed sublicense fees from the foreign distributors. The Company believes that international sales will continue to grow in terms of dollars though not increase in terms of percentage of total revenue. The Company has signed agreements with distributors in Australia, Brazil, Japan, Korea, South Africa and Spain. The Company's European subsidiary offers marketing and technical support to the Company's indirect channel partners and sells directly to the European market.

     During 1998, two customers, Amdahl and EDS, accounted for approximately 31% and 10% of total revenues, respectively. During 1997, two customers, IBM and Amdahl, accounted for approximately 23% and 16% of total revenues, respectively. During 1996, two customers, Amdahl and IBM, accounted for approximately 40% and 12% of total revenues, respectively.

     The Company typically ships its products following a fully executed license agreement and acceptance of a purchase order, and, as a result, has little or no backlog.

OPERATING EXPENSES

     Cost of services. Cost of services includes the direct and indirect costs of providing training, technical support and consulting services to the Company's customers. Cost of services consists primarily of payroll and benefits for field engineers and support personnel, other related overhead and third party consulting fees. Cost of services were $7.0 million in 1998, $6.3 million in 1997 and $2.6 million in 1996, or 90.9%, 61.2% and 42.1% of the related service revenues for these periods, respectively. The increases in the cost of services in both 1998 and 1997 over the prior years were due primarily to higher staffing levels of the professional services and customer support organizations necessary to serve the growing installed base of customers. In addition, outside consultants were contracted in 1998 to develop training and course material. The Company reorganized its technical services department after the close of 1998, reducing staff and redefining service packages. As a result, the Company expects cost of services to decrease in 1999 both as a percentage of service revenues and in absolute dollars.

     Sales and marketing. Sales and marketing expenses consist primarily of salaries, related benefits, commissions, travel and other costs associated with the Company's sales and marketing efforts. Sales and marketing expenses were $14.7 million, $17.1 million and $11.0 million in 1998, 1997, and 1996, respectively. As a percentage of total revenues in 1998, 1997 and 1996, sales and marketing expenses represented 62.7%, 76.5% and 43.8%, respectively. The dollar decrease in 1998 from 1997 was primarily the result of the restructuring program initiated in March 1997, which among other things included the closing of sales, support and marketing offices, revamping marketing programs and the reorganization of sales and marketing organizations. The dollar increase in 1997 over 1996 was due to an increase in the number of employees in both the domestic and international sales organizations and the marketing department; overhead and other costs related to the increase in employees; launching of marketing programs including a nation-wide seminar series and the development of a website; and an increase in the allowance for doubtful accounts. The Company expects sales and marketing expenses to increase in 1999 compared to 1998 due to the licensing programs put into place.

     Research and development. Research and development expenses consist primarily of salaries, related benefits, consultant fees and other costs associated with the Company's research and development efforts. Research and development expenses were $6.8 million, $6.2 million, and $4.4 million in 1998, 1997 and 1996, respectively. As a percentage of total revenues in 1998, 1997 and 1996, research and development expenses represented 29.3%, 27.8%, and 17.7%, respectively. The dollar increase in 1998 was due primarily to salary increases and the contracting of consultants to assist with the introduction and release of EDM version 4.0 and RADIA. The dollar increase in research and development expenses in 1997 as compared to 1996 was due primarily to increases in the number of employees and related expenses to support the continued enhancement, design and development of the Company's software products, quality assurance and documentation. The Company believes that a significant investment in research and development activities is essential to provide for the Company's future growth, particularly research and development relating to the Company's internet activities. Though the Company anticipates that it will continue to invest resources to further enhance and develop its products, the Company does not anticipate significant growth in research and development expense in 1999.

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

     General and administrative. General and administrative expenses consist primarily of salaries, related benefits, travel and fees for professional services such as consulting, legal, accounting and recruiting fees. General and administrative expenses were $5.0 million, $5.0 million, and $3.2 million in 1998, 1997 and 1996, respectively. As a percentage of total revenues in 1998, 1997 and 1996, general and administrative expenses represented 21.2%, 22.2%, and 12.9%, respectively. The increase in the dollar amount of expenses in 1997 as compared to 1996 is due to an increase in the number of employees and expansion of the Company's facilities to support the Company's growth. The Company expects general and administrative expenses to remain at approximately the same level in 1999 as 1998.

     Restructuring charge. The Company implemented a restructuring program during the fourth quarter of 1997 to more closely align the Company's operating expenses with its revenue model, and recorded a charge of $1.8 million related to restructuring costs during this period. The program terminated or relocated 29 employees, principally in the sales and marketing departments, causing the closing of five regional sales offices and the Chicago-based marketing office, the restructuring of European operations, and the integration of North American channels marketing into the existing North American sales and services organization. The restructuring program was completed during 1998.

     Interest income and other, net. Interest income and other, net is comprised primarily of interest income earned on the Company's cash equivalents and investments. Interest income was $1.0 million, $1.6 million, and $1.4 million in 1998, 1997 and 1996, respectively. The decline of interest income in 1998 as compared to 1997 is due primarily to lower average balances of cash and marketable securities during 1998. Interest income increased from 1996 to 1997 due primarily to higher average balances and interest.

     Income taxes. The Company recorded an income tax benefit of $0.1 million in 1998 associated with state tax refunds. The Company recorded a provision for income taxes of approximately $0.1 million and $0.2 million in 1997 and 1996, respectively, associated with federal and state alternative minimum taxes. As of March 31, 1998, the Company had net deferred tax assets of approximately $8.5 million. The Company has provided a full valuation allowance due to the uncertainty surrounding the timing of the realization of the net deferred tax assets. As of March 31, 1998, the Company had federal net operating loss carryforwards of approximately $17.1 million, which expire in various periods through 2013. The Company's ability to utilize the net operating loss carryforwards in future years may be limited in some circumstances, including significant changes in ownership interests, due to certain provisions of the Internal Revenue Code of 1986.

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are unable to distinguish 21st century dates from 20th century dates. Beginning in the year 2000, these date code fields will need to distinguish 21st century dates from 20th century dates. The Company is aware that some of its internal systems are not Year 2000 compliant and the Company is in the process of assessing the impact of replacing or upgrading these systems. The Company does not believe that the cost to replace or upgrade its systems to be Year 2000 compliant will have a material adverse effect on the Company's business, operating results and financial condition. The Company also believes that the newest version of its products are Year 2000 compliant. Therefore, the Company believes that the Year 2000 will not have a material adverse effect on the Company's business, operating results and financial condition. See "Risk
Factors -- Year 2000 Implications".

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders which is currently not required. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company is required to adopt this standard during its 1999 fiscal year.

     In June 1997, SFAS No. 130 "Reporting Comprehensive Income," was issued. SFAS No. 130 establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported. This standard will be adopted in the first quarter of the Company's 1999 fiscal year.

     In October 1997 the American Institute of Certified Public Accounts ("AICPA") issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition" which supersedes SOP 91-1. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements, such as additional software products, upgrades or enhancements, rights to exchange or return software, post contract customer support, or services, including elements deliverable only on a when-and-if-available basis, to be allocated to the various elements of such sale based on "vendor-specific objective evidence of fair values" allocable to each such element. The Company adopted SOP 97-2 for software transactions entered into beginning January 1, 1998. Such adoption did not have a material effect on the timing of the Company's revenue recognition and it did not have a material impact on its results of operations for the year ended March 31, 1998.

INFLATION

     The effects of inflation on the Company's financial position has not been significant to date.

LIQUIDITY AND CAPITAL RESOURCES

     In 1998 and 1997, net cash used in operating activities was $7.7 million and $9.1 million, respectively, and was due primarily to the net loss in each year. Net cash provided by operating activities in 1996 was $6.6 million primarily as a result of net income. The accounts receivable balance, net of the allowance for doubtful accounts increased $1.6 million to $6.4 million as of March 31, 1998. The increase in accounts receivable was due to the higher revenues during 1998 and the lower allowance for doubtful accounts at March 31, 1998. As of March 31, 1998, the Company did not have any material commitments for capital expenditures.

     In July 1995, the Company completed a public offering in the United States of 2,875,000 shares of common stock (which included 500,000 shares sold by stockholders) at $15 per share, resulting in net proceeds to the Company of approximately $32.2 million, after offering costs. The Company received approximately $0.4 million and $1.0 million in 1998 and 1997, respectively, from employee optionees who exercised options under the Company's stock option plan.

     In May 1996, the Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock. As of March 31, 1998, the Company had repurchased 500,000 shares, expending approximately $3.1 million. The repurchased shares have been accounted for as treasury stock.

     In December 1994, the Company entered into an unsecured revolving line of credit agreement with a bank. The agreement has been renewed annually and at March 31, 1998 the available line of credit was

$1.0 million, expiring in September 1998. Borrowings bear interest at the bank's reference rate (8.5% as of March 31, 1998). The agreement has a number of financial covenants which the Company is required to meet. The Company had no outstanding borrowings under the agreement as of March 31, 1998.

     Although it is difficult for the Company to predict future liquidity requirements with certainty, the Company believes that its existing cash and marketable securities balances, together with cash from operations and amounts available under the Company's revolving line of credit, will be adequate to finance its operations for at least the next twelve months.

BUSINESS RISKS

     History of Operating Losses. The Company has reported an operating loss for every quarter since its incorporation in February 1992 except for the four consecutive quarters of fiscal 1996. The Company believes it will continue to incur operating losses and net losses at least through the first half of 1999. There can be no assurance that the Company will be able to achieve profitability on a quarterly or annual basis in the future.

     Restructuring Programs. The restructuring program implemented by the Company in the last quarter of 1997 and the reorganization initiated at the close of 1998 may not be adequate to bring the Company to profitability. The reorganization of the sales and marketing, technical services and the European operations may not be successful in better aligning the Company's operating expenses with its revenue model. The termination of sales and support personnel in connection with the reorganization may negatively affect the Company's licensing efforts which could result in declining total revenues. If the restructuring program and reorganization are inadequate, future charges may be incurred.

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

     Fluctuations in Quarterly Results; Seasonality. The Company's quarterly operating results have fluctuated in the past and are expected to fluctuate significantly in the future due to a number of factors, including, among others, the size and timing of customer orders, the timing and market acceptance of new products by the Company, the level and pricing of international sales, foreign currency exchange rates, changes in the level of operating expenses, technological advances and new product introductions by the Company's competitors and competitive conditions in the industry. Revenues received from individual customers of the Company vary significantly based on the size of the product installation. Customer orders for the Company's products have ranged from $25,000 to over $4 million, and have averaged several hundred thousand dollars. As a result, the Company's quarterly operating results are likely to be significantly affected by the number and size of customer orders the Company is able to obtain in any particular quarter. In addition, the sales cycle for the Company's products is lengthy and unpredictable, and may range from a few months to over a year, depending upon the interest of the prospective customer in the Company's products, the size of the order (which may involve a significant commitment of capital by the customer), the decision-making and acceptance procedures within the customer's organization, the complexity of implementation and other factors.

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

     The Company's operating results are also expected to vary significantly due to seasonal trends. Historically, the Company has realized a greater percentage of its annual revenues in its fourth quarter, and a lower percentage in the first and second quarters. The Company believes that this seasonality is in part a result of efforts of the Company's direct sales personnel to meet annual sales quotas, and in part a result of lower international revenues in the summer months when many businesses in Europe experience lower sales. In addition, capital budgets of the Company's customers, which tend to concentrate spending activity at calendar year-end, have had, and may continue to have, a seasonal influence in the Company's quarterly operating results. The Company expects that its operating results will continue to fluctuate in the future as a result of these and other factors, and that seasonality may increase if the Company's efforts to expand its international sales are successful. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business-Sales and Marketing".

     Rapid Technological Change and Introduction of New Products. The market for ESD products is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. The Company's future success will depend in large part on the Company's ability to enhance its current products and to develop and introduce new products that keep pace with technological developments, achieve market acceptance and respond to customer requirements that are constantly evolving. Responding to rapid technological change and the need to develop and introduce new products to meet customers' expanding needs will require the Company to make substantial investments in research and product development. During 1998, among other research and development expenditures, the Company allocated research and development funding to the development of its most recent release of EDM, version 4.0, as well as the development of products for the internet environment, in particular Radia. The Company intends to continue to allocate funding to these development projects throughout 1999. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, and in particular advances in client/server enterprise hardware platforms, internet applications and platforms, operating systems and systems management applications, or any significant delays in product development or introduction, could result in a loss of competitiveness or could materially and adversely affect the Company's operating results. There can be no assurance that any product enhancements or new products developed by the Company will gain market acceptance.

     The failure to develop on a timely basis new products or product enhancements could cause customers to delay or refrain from purchasing the Company's existing products and thereby adversely affect the Company's operating results. If future releases of new products and enhancements do not achieve market acceptance, the Company's business, financial condition and results of operations will be materially and adversely affected. See "Business-Products."

     Software products as complex as those offered by the Company may contain undetected errors or failures that, despite significant testing by the Company, are discovered only after a product has been installed and used by customers. Although the Company's business has not been materially and adversely affected by any such errors to date, there can be no assurance that errors will not be found in the Company's products in the future. Such errors could cause delays in product introductions and shipments, require design modifications, result in loss of or delay in market acceptance of the Company's products, or loss of existing customers, any of which could adversely affect the Company's business, financial condition and results of operation.

     Competition. Competition in the ESD market is rapidly evolving. Current and prospective competitors of the Company generally fall into three categories:

          Network/Systems Management Framework Vendors. These competitors include IBM/Tivoli, Computer Associates, and Hewlett-Packard, who offer traditional "list/script-based" ESD tools as part of their enterprise frameworks.

          LAN/Desktop Management Suite Vendors. These competitors include vendors like Microsoft, Intel, and Network Associates, who offer workgroup-based ESD tools as part of a LAN administration package.

          Internet Push ESD Vendors. These competitors include start-ups like Marimba, BackWeb and infrastructure suppliers like Netscape and Microsoft who provide push distribution technologies as plug-in components for their browsers.

     Many of the Company's competitors have longer operating histories than the Company, and many may have significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger installed customer bases. The Company's current and future competitors could introduce products with more features, greater functionality and lower prices than the Company's products. These competitors could also bundle existing or new products with other, more established products in order to compete with the Company. The Company's focus on software management products may be a disadvantage in competing with vendors that offer a broader range of products. Moreover, as the software management market develops, a number of companies with significantly greater resources than those of the Company could attempt to increase their presence in this market by acquiring or forming strategic alliances with competitors or business partners of the Company. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business, operating results or financial condition. See "Business-Competition."

     Volatility. The market for the Company's common stock is highly volatile. The trading price of the Company's common stock could be subject to wide fluctuations in response to quarterly variations in operating and financial results, announcements of technological innovations or new products by the Company or its competitors, changes in prices of the Company's or its competitors' products and services, changes in product mix, change in the Company's revenue and revenue growth rates for the Company as a whole or for individual geographic areas, products or product categories, as well as other events or factors. Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the market in which the Company does business or relating to the Company specifically have resulted, and could in the future result in, an immediate and adverse effect on the market price of the Company's common stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for the securities of many high technology companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's common stock.

     Risks Related to International Revenues. In 1998 and 1997, approximately 46% and 18% of the Company's net revenues were derived from its international operations. International revenues increased significantly in 1998 compared to 1997 and the Company plans to continue to develop international sales, primarily through its European operations. The Company's operations and financial results could be significantly affected by factors associated with international operations, such as changes in foreign currency exchange rates, uncertainties relative to regional economic circumstances, longer payment cycles, greater difficulty in accounts receivable collection, changes in regulatory requirements and product localization requirements, as well as by other factors associated with international activities.

     Customer Concentration. During 1998, two customers, Amdahl and EDS, accounted for approximately 31% and 10% of total revenues, respectively. During 1997, two customers, IBM and Amdahl, accounted for approximately 23% and 16% of total revenues, respectively. During 1996, two customers, Amdahl and IBM, accounted for approximately 40% and 12% of total revenues, respectively. In June 1995, the Company entered into a seven-year, non-exclusive OEM and distribution agreement with Amdahl. Under the agreement Amdahl can sublicense EDM throughout the world as part of their bundled solution and sublicense EDM stand-alone to a limited worldwide market. Novadigm agreed to provide limited technical support and training. The agreement required Amdahl to pay the Company $8 million in non-refundable, guaranteed sublicense fees and bundled support in quarterly installments during the first year of the agreement, 1996; and $4 million in the last quarter of both 1997 and 1998. The agreement was amended in March 1997, instead requiring Amdahl to pay $2 million in non-refundable, guaranteed sublicense fees in the last quarter of 1997; minimum additional sublicense fees of $2 million during 1998; and minimum additional sublicense fees of $3 million in both 1999 and 2000. In the event of a change of control of the Company, the amended agreement allows Amdahl the right to terminate the agreement and recover unused guaranteed sublicense fees at the time of the termination, to the extent they were also outstanding at March 31, 1997. There can be no assurance that Amdahl will extend this agreement in subsequent years. The Company recognized no revenue from guaranteed sublicense fees from Amdahl in 1998. Although the Company believes that its dependence on its relationship with Amdahl may become less significant over time as the Company expands the number of companies participating in its indirect marketing channels, the disruption of the Company's relationship with Amdahl could materially and adversely affect the Company's operating results and financial condition.

     Year 2000 Implications. Many currently installed computer systems and software products are unable to distinguish 21st century dates from 20th century dates. Beginning in the year 2000, these date code fields will need to distinguish 21st century dates from 20th century dates, and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The Company is aware that some of its internal systems are not Year 2000 compliant and the Company is in the process of assessing the impact of replacing or upgrading these systems. The Company has on occasion warranted, and generally represents to its customers, that the newer version of its products, EDM version 4.0 and RADIA, are free from Year 2000 defects. There can be no assurance that the Company's products are Year 2000 compliant, or that the Company's products will not be integrated with, or otherwise interact with, non-compliant software. The foregoing could expose the Company to claims from its customers and result in the loss of or delay in market acceptance of the Company's products, increased service and warranty costs to the Company and payment by the Company of compensatory or other damages, any of which events could have a material adverse effect on the Company's business, operating results and financial condition. Although the Company believes that the cost to replace or upgrade its internal systems to be Year 2000 compliant will not have a material adverse effect on its business, the failure of any third-party systems to operate properly with regard to the Year 2000 and thereafter could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, the purchasing patterns of potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item concerning the Company's directors is incorporated by reference from the section captioned "Election of Directors" contained in the Company's Proxy Statement related to the Annual Meeting of Stockholders to be held September 24, 1998, to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this item concerning executive officers is set forth in Part I, Item 1 of this Report. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned "Compliance with Section 16(a) of the Exchange Act" contained in the Proxy Statement.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the section captioned "Certain Relationships and Related Transactions" contained in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Form:

                                                                  PAGE NUMBER
                                                                  -----------
     1. Financial Statements:
         Report of Independent Public Accountants...............      F-2
         Consolidated Balance Sheets -- As of March 31, 1998 and      F-3
          1997..................................................
         Consolidated Statements of Operations -- For the Three       F-4
         Years Ended March 31, 1998, 1997 and 1996..............
         Consolidated Statements of Stockholders' Equity -- For       F-5
         the Three Years Ended March 31, 1998, 1997 and 1996....
         Consolidated Statements of Cash Flows -- For the Three       F-6
         Years Ended March 31, 1998, 1997 and 1996..............
         Notes to Consolidated Financial Statements.............      F-7
     2. Financial Statement Schedule: For the Years Ended March
        31, 1998, 1997 and 1996:
         II -- Valuation and Qualifying Accounts................      S-1
         Additional schedules are not required under the related
         schedule instructions or are inapplicable, and
         therefore have been omitted.
     3. Exhibits
         3.1*      Certificate of Incorporation of Registrant, as amended.
         3.2*      Bylaws of Registrant, as amended.
        10.1*+     OEM Software Licensing and Distribution Agreement dated June
                   13, 1995 between the Registrant and Amdahl Corporation.
                   (originally filed as Exhibit 10.8)
        10.2**+    Amendment 1 to the OEM Software Licensing and Distribution
                   Agreement dated June 13, 1995 between the Registrant and
                   Amdahl Corporation.
        10.3**+    Amendment 2 to OEM Software Licensing and Distribution
                   Agreement dated June 13, 1995 between the Registrant and
                   Amdahl Corporation.
        10.4*      1992 Stock Option Plan, as amended and form of Stock Option
                   Agreement.
        10.5*      1995 Employee Stock Purchase Plan and form of Subscription
                   Agreement.
        10.6*      Employment Agreement dated as of August 10, 1992 by and
                   between H. Kent Petzold and the Registrant.
        10.7*      Deferred Compensation Agreement dated as of August 10, 1992, as amended, by and between H. Kent Petzold and the
                   Registrant.
        10.8*      Stock Option Agreement and Notice of Stock Option Grant
                   dated as of August 10, 1992 by and between H. Kent Petzold and the Registrant.
        10.9*      Amendment to Employment Agreement and Stock Option
                   Agreements dated as of May 18, 1995 by and among H. Kent
                   Petzold and the Registrant, and Albion J. Fitzgerald,
                   Shannon Ruiz, Joseph J. Fitzgerald and Brian J. McAlister.
        10.10*     Form of Indemnification Agreement entered into between
                   Registrant and its officers and directors.
        10.11**    Change of Control Agreement entered into between Registrant and Stuart Jacobson.
        10.12      Loan Agreement dated August 1, 1997 between the Registrant and Coast Commercial Bank.
        10.13**    Facility lease dated as of March 14, 1997, by and between
                   Crossroad Developers Associates, LLC and the Registrant.
        10.14**    Employment Agreement effective as of April 1, 1997 by and
                   between the Registrant and Wallace D. Ruiz.
        10.15      Offer Letter dated February 9, 1998 by and between the
                   Registrant and Michael Carabetta.

10.16      Separation Agreement and Mutual Release by and between the Registrant and Stuart Jacobson.
10.17      Agreement dated February 1998 by and between the Registrant and Stuart Jacobson.
21.1*      Subsidiary of Registrant.
23.1       Consent of Arthur Andersen LLP.
24.1       Power of Attorney (see page 29).
27.1       Financial Data Schedule.

     (b) Reports on Form 8-K:

        None.

     (c) Exhibits. See Item 14(a)(3) above.

     (d) Financial Statement Schedule. See Item 14(a)(2) above.
---------------
 * Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (Reg. No. 33-92746) as declared effective by the Commission on July 13, 1995.

** Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

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

                                          NOVADIGM, INC.
                                          (Registrant)

                                          By:      /s/ WALLACE D. RUIZ

                                            ------------------------------------
                                                      Wallace D. Ruiz
                                               Vice President, Treasurer and
                                                  Chief Financial Officer
                                            (Principal Financial and Accounting
                                                           Officer)

Date: June 24, 1998

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Wallace D. Ruiz, as his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below on June 24, 1998 by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----

                /s/ ALBION J. FITZGERALD                    Chairman of the Board and     June 24, 1998
--------------------------------------------------------     Chief Executive Officer
                  Albion J. Fitzgerald                    (Principal Executive Officer)

                  /s/ WALLACE D. RUIZ                     Vice President, Treasurer and   June 24, 1998
--------------------------------------------------------     Chief Financial Officer
                    Wallace D. Ruiz                          (Principal Financial and
                                                               Accounting Officer)

                 /s/ ROBERT B. ANDERSON                     Executive Vice President,     June 24, 1998
--------------------------------------------------------      Secretary and Director
                   Robert B. Anderson

              /s/ DEBORAH DOYLE MCWHINNEY                            Director             June 24, 1998
--------------------------------------------------------
                Deborah Doyle McWhinney

                  /s/ H. KENT PETZOLD                                Director             June 24, 1998
--------------------------------------------------------
                    H. Kent Petzold

                                 NOVADIGM, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-2
Consolidated Balance Sheets.................................  F-3
Consolidated Statements of Operations.......................  F-4
Consolidated Statements of Stockholders' Equity.............  F-5
Consolidated Statements of Cash Flows.......................  F-6
Notes to Consolidated Financial Statements..................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO NOVADIGM, INC.:

     We have audited the accompanying consolidated balance sheets of Novadigm, Inc. (a Delaware corporation) and subsidiary as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Novadigm, Inc. and subsidiary as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule listed in the index to financial statement schedules is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Roseland, New Jersey
April 27, 1998

                                 NOVADIGM, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                              MARCH 31,    MARCH 31,
                                                                1998         1997
                                                              ---------    ---------
Current assets:
  Cash and cash equivalents.................................  $  4,431     $  7,984
  Short-term marketable securities..........................    14,534       18,205
  Accounts receivable, net of allowance for doubtful
     accounts of $770 in 1998 and $1,302 in 1997............     6,352        4,732
  Prepaid expenses and other current assets.................       841          604
                                                              --------     --------
          Total current assets..............................    26,158       31,525
  Property and equipment, net...............................     1,763        1,586
  Long-term marketable securities...........................        --        2,529
  Other assets..............................................       955          702
                                                              --------     --------
                                                              $ 28,876     $ 36,342
                                                              ========     ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  2,094     $  1,540
  Accrued liabilities.......................................     1,578          433
  Accrued payroll and other compensation....................     2,642        2,229
  Accrued restructuring costs...............................        --        1,394
  Deferred revenue..........................................     2,518          946
                                                              --------     --------
          Total current liabilities.........................     8,832        6,542
                                                              --------     --------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.001 par value
     Authorized -- 5,000 shares
     Outstanding -- none....................................        --           --
  Common stock, $0.001 par value
     Authorized -- 30,000 shares
     Outstanding -- 17,471 shares in 1998 and 17,316 shares
      in 1997...............................................        11           11
  Additional paid-in capital................................    66,087       65,859
  Accumulated deficit.......................................   (43,548)     (34,531)
  Treasury stock, 410 shares in 1998, 231 shares in 1997....    (2,527)      (1,543)
  Cumulative translation adjustment.........................        21            4
                                                              --------     --------
          Total stockholders' equity........................    20,044       29,800
                                                              --------     --------
                                                              $ 28,876     $ 36,342
                                                              ========     ========

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                                 NOVADIGM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               FOR THE YEARS ENDED MARCH 31,
                                                              -------------------------------
                                                                1998        1997       1996
                                                              --------    --------    -------
Revenues:
  Licenses..................................................  $ 15,728    $ 12,117    $18,775
  Services..................................................     7,667      10,261      6,241
                                                              --------    --------    -------
          Total revenues....................................    23,395      22,378     25,016
                                                              --------    --------    -------
Operating expenses:
  Cost of services..........................................     6,971       6,275      2,630
  Sales and marketing.......................................    14,680      17,123     10,961
  Research and development..................................     6,843       6,212      4,426
  General and administrative................................     4,964       4,979      3,230
  Restructuring charge......................................        --       1,829         --
                                                              --------    --------    -------
          Total operating expenses..........................    33,458      36,418     21,247
                                                              --------    --------    -------
Operating income (loss).....................................   (10,063)    (14,040)     3,769
Interest income and other, net..............................       978       1,597      1,428
                                                              --------    --------    -------
Income (loss) before provision (benefit) for income taxes...    (9,085)    (12,443)     5,197
Provision (benefit) for income taxes........................       (68)         59        160
                                                              --------    --------    -------
Net income (loss)...........................................  $ (9,017)   $(12,502)   $ 5,037
                                                              ========    ========    =======
Earnings (loss) per share -- basic..........................  $   (.52)   $   (.72)   $   .30
                                                              ========    ========    =======
Weighted average common shares outstanding -- basic.........    17,392      17,409     16,566
                                                              ========    ========    =======
Earnings (loss) per share -- diluted........................  $   (.52)   $   (.72)   $   .28
                                                              ========    ========    =======
Weighted average common and common equivalent shares
  outstanding -- diluted....................................    17,392      17,409     17,928
                                                              ========    ========    =======

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                                 NOVADIGM, INC

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                 NOTES
                                COMMON STOCK     ADDITIONAL    RECEIVABLE                             CUMULATIVE        TOTAL
                               ---------------    PAID-IN         FROM       ACCUMULATED   TREASURY   TRANSLATION   STOCKHOLDERS'
                               SHARES   AMOUNT    CAPITAL     STOCKHOLDERS     DEFICIT      STOCK     ADJUSTMENT       EQUITY
                               ------   ------   ----------   ------------   -----------   --------   -----------   -------------
Balance at March 31, 1995....  14,827    $ 8      $31,457        $(325)       $(27,066)    $    --       $ (8)        $  4,066
Initial public offering of
  common stock, net of
  issuance costs of $3,424...  2,375       2       32,199           --              --          --         --           32,201
Exercise of stock options....    200       1        1,221           --              --          --         --            1,222
Foreign currency translation
  adjustment.................     --      --           --           --              --          --         (4)              (4)
Net income...................     --      --           --           --           5,037          --         --            5,037
                               ------    ---      -------        -----        --------     -------       ----         --------
Balance at March 31, 1996....  17,402     11       64,877         (325)        (22,029)         --        (12)          42,522
Exercise of stock options....    145      --          982           --              --          --         --              982
Purchases of treasury
  stock......................   (231)     --           --           --              --      (1,543)        --           (1,543)
Reduction of notes
  receivable.................     --      --           --          325              --          --         --              325
Foreign currency translation
  adjustment.................     --      --           --           --              --          --         16               16
Net loss.....................     --      --           --           --         (12,502)         --         --          (12,502)
                               ------    ---      -------        -----        --------     -------       ----         --------
Balance at March 31, 1997....  17,316     11       65,859           --         (34,531)     (1,543)         4           29,800
Exercise of stock options....    334      --          387           --              --          --         --              387
Purchases of treasury
  stock......................   (269)     --           --           --              --      (1,535)        --           (1,535)
Sales of treasury stock......     90      --         (159)          --              --         551         --              392
Foreign currency translation
  adjustment.................     --      --           --           --              --          --         17               17
Net loss.....................     --      --           --           --          (9,017)         --         --           (9,017)
                               ------    ---      -------        -----        --------     -------       ----         --------
Balance at March 31, 1998....  17,471    $11      $66,087        $  --        $(43,548)    $(2,527)      $ 21         $ 20,044
                               ======    ===      =======        =====        ========     =======       ====         ========

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements

                                 NOVADIGM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                               FOR THE YEARS ENDED MARCH 31,
                                                              -------------------------------
                                                               1998        1997        1996
                                                              -------    --------    --------
Cash flows from operating activities:
  Net income (loss).........................................  $(9,017)   $(12,502)   $  5,037
  Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activities --
     Depreciation and amortization..........................    1,104         946         510
     Increase (decrease) in allowance for doubtful
       accounts.............................................     (532)      1,302          --
     Decrease in restricted cash............................       --          --         300
     Decrease (increase) in accounts receivable.............   (1,088)      1,849      (3,357)
     Decrease (increase) in prepaid expenses and other
       current assets.......................................     (237)        453        (765)
     Increase in other assets...............................     (253)       (428)       (213)
     Increase in accounts payable and accrued liabilities...    1,699         301         617
     Increase in accrued payroll and other compensation.....      413         800         861
     Increase (decrease) in accrued restructuring costs.....   (1,394)      1,394          --
     Increase (decrease) in deferred revenue................    1,572      (3,563)      3,638
     Decrease in notes receivable from stockholders.........       --         325          --
                                                              -------    --------    --------
          Net cash (used in) provided by operating
            activities......................................   (7,733)     (9,123)      6,628
                                                              -------    --------    --------
Cash flows from investing activities:
  Purchases of property and equipment.......................   (1,281)     (1,230)     (1,443)
  Purchases of held-to-maturity securities..................  (17,752)    (20,338)    (36,101)
  Proceeds from redemptions of held-to-maturity
     securities.............................................   23,952      25,859       9,846
                                                              -------    --------    --------
          Net cash provided by (used in) investing
            activities......................................    4,919       4,291     (27,698)
                                                              -------    --------    --------
Cash flows from financing activities:
  Net proceeds from the sale of common stock and exercise of
     warrants and options...................................      387         982      33,423
  Purchases of treasury stock...............................   (1,535)     (1,543)         --
  Sales of treasury stock...................................      392          --          --
                                                              -------    --------    --------
          Net cash (used in) provided by financing
            activities......................................     (756)       (561)     33,423
                                                              -------    --------    --------
Effect of exchange rate on changes in cash..................       17          16          (4)
                                                              -------    --------    --------
Net increase (decrease) in cash and cash equivalents........   (3,553)     (5,377)     12,349
Cash and cash equivalents at the beginning of the period....    7,984      13,361       1,012
                                                              -------    --------    --------
Cash and cash equivalents at the end of the period..........  $ 4,431    $  7,984    $ 13,361
                                                              =======    ========    ========
Supplemental disclosure of cash flow activity:
Cash paid for interest......................................  $    18    $      2    $      2
Cash paid for income taxes..................................  $    --    $     --    $    115

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                                 NOVADIGM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

1. THE COMPANY

     Novadigm, Inc. (the "Company") was incorporated in Delaware in February 1992. The Company designs, markets and supports an automated solution to software management in medium and large organizations with complex distributed computing environments.

     Prior to 1994, the Company's primary efforts related to completing the development of its software products, designing and implementing a marketing program and obtaining financing to support its operations. In September 1992, the Company completed a public offering of its common stock on the Vancouver Stock Exchange. During the second quarter of fiscal 1994, the Company commenced commercial sales of its products. In the first quarter of fiscal 1995, the Company established a wholly-owned subsidiary, Novadigm Europe SARL, in France to act as a sales and service office to the European marketplace. In July 1995, the Company completed a public offering of its common stock on the Nasdaq National Market. The Company is subject to a number of risks, including a history of operating losses, dependence on key individuals, potential competition from larger and more established companies, customer concentration and the ability to penetrate the market with new products.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany accounts and transactions have been eliminated.

  Translation of Foreign Currencies

     The functional currency of the Company's subsidiary is its local currency. Accordingly, all assets and liabilities are translated into U.S. dollars at current exchange rates as of the respective balance sheet date. Revenue and expense items are translated at the average rates prevailing during the period. Cumulative translation gains and losses are reported as a separate component of stockholders' equity.

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

  Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

  Revenues

     The Company recognizes revenue in accordance with the provisions of Statement of Position No. 97-2, "Software Revenue Recognition." The Company generates license revenues from licensing the rights to use its software products to end users and sublicense fees from resellers (including certain guaranteed sublicense fees). The Company also generates service revenues from consulting and training activities performed for license customers and maintenance revenue from support and software update rights.

     Revenues from perpetual software license agreements are recognized upon shipment of the software if there are no significant post-delivery obligations, payment is due within one year and collectibility is probable.

                                 NOVADIGM, INC.

                                 MARCH 31, 1998

If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. The Company enters into reseller arrangements that typically provide for sublicense fees payable to the Company based on a percentage of the Company's list price. Reseller arrangements may include an initial non-refundable payment in the form of guaranteed sublicense fees. Guaranteed sublicense fees from resellers are recognized as revenue upon shipment of the master copy of all software to which the guaranteed sublicense fees relate if there are no significant post-delivery obligations, the reseller is creditworthy and if the terms of the agreement are such that the payment obligation is not subject to price adjustment, is non-cancelable and non-refundable and due within 90 days. These guaranteed sublicense fees are applied against sublicense fees reported by the reseller in relicensing the Company's products to end users. The Company recognized $0.4 million, $3.9 million and $8.3 million in guaranteed sublicense fees under all such agreements in 1998, 1997 and 1996, respectively.

     Revenues for maintenance are recognized ratably over the term of the support period. If maintenance is included in a license agreement, such amounts are unbundled from the license fee at their fair market value based on the value established by independent sales of such maintenance to customers. Consulting revenues are primarily related to implementation services performed under separate service arrangements related to the installation of the Company's software products. Such services generally do not include customization or modification of the underlying software code. If included in a license agreement, such services are unbundled at their fair market value based on the value established by the independent sale of such services to customers. Revenues from consulting and training services are recognized as services are performed.

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

  Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments, marketable securities and accounts receivable. The Company has investment policies that restrict placement of these investments to financial institutions evaluated as highly creditworthy. The Company generally does not require collateral on trade accounts receivable as the Company's customer base consists of large, well-established companies and governmental entities. As of March 31, 1998 and 1997, approximately 46% and 40%, respectively, of accounts receivable are concentrated with 2 customers who are large, well-established companies that the Company has determined are creditworthy.

  Marketable Securities

     In April 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). In accordance

                                 NOVADIGM, INC.

                                 MARCH 31, 1998

with SFAS 115, the Company's marketable securities which are composed of commercial paper, government and government-backed notes and corporate notes are classified as held-to-maturity. Held-to-maturity securities represent those securities that the Company has both a positive intent and ability to hold to maturity and are carried at amortized cost.

     Held-to maturity securities at March 31, 1998 (in thousands) are summarized as follows:

                                                          MATURITIES OF
                                                         ONE YEAR OR LESS
                                                         ----------------
U.S. government and government backed securities.......      $ 1,497
Commercial paper.......................................       12,041
Corporate notes........................................          996
                                                             -------
                                                             $14,534
                                                             =======

     Proceeds from redemption of held-to-maturity securities were approximately $24.0 million in 1998. At March 31, 1998, approximately $2.0 million of held-to-maturity securities with original maturities of three months or less were included in cash and cash equivalents.

  Fair Value of Financial Instruments

     The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate their fair values.

  Property and Equipment

     Property and equipment is stated at historical cost and consists of the following at March 31, (in thousands):

                                                            1998       1997
                                                           -------    -------
Computer equipment and software..........................  $ 3,201    $ 2,520
Furniture and fixtures...................................    1,126        697
Leasehold improvements...................................      357        302
                                                           -------    -------
                                                             4,684      3,519
Less: Accumulated depreciation and amortization..........   (2,921)    (1,933)
                                                           -------    -------
                                                           $ 1,763    $ 1,586
                                                           =======    =======

     Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets as follows:

    Computer equipment and software     3 years
    Furniture and fixtures              5 years
    Leasehold improvements              5 years (lesser of lease term or estimated useful
                                        life)

  Long-Lived Assets

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets" ("SFAS 121"). SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, the Company does not believe that any impairment currently exists related to its long-lived assets.

                                 NOVADIGM, INC.

                                 MARCH 31, 1998

  Software Development Costs

     Under the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," software development costs are capitalized upon the establishment of technological feasibility, which the Company defines as establishment of a working model. Capitalized software development costs require a continuing assessment of their recoverability. This assessment requires considerable judgment by management with respect to various factors including, but not limited to, anticipated future gross product revenues, estimated economic lives and changes in software and hardware technology. Amounts which could have been capitalized under this statement, after consideration of the above factors, were immaterial to the Company's results of operations and financial position. Therefore, the Company has expensed all software development costs and included those costs in research and development expenses in the accompanying consolidated statements of operations.

  Earnings per Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") which requires the presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period adjusted to reflect potentially dilutive securities. The Company has implemented SFAS 128 as of March 31, 1998 and, in accordance with the pronouncement, has restated prior year amounts.

     In accordance with SFAS 128, the following table reconciles income and share amounts used to calculate basic earnings per share and diluted earnings per share.

                                               FOR THE YEARS ENDED MARCH 31,
                                               ------------------------------
                                                1998        1997       1996
                                               -------    --------    -------
Numerator:
Net income (loss) -- basic and diluted.......  $(9,017)   $(12,502)   $ 5,037
                                               -------    --------    -------
Denominator:
Weighted average number of common shares
  outstanding -- basic.......................   17,392      17,409     16,566
Incremental shares from assumed conversion of
  options....................................       --          --      1,362
Weighted average common and common equivalent
  shares outstanding -- diluted..............   17,392      17,409     17,928
                                               =======    ========    =======
Earnings (loss) per share -- basic...........  $  (.52)   $   (.72)   $   .30
                                               =======    ========    =======
Earnings (loss) per share -- diluted.........  $  (.52)   $   (.72)   $   .28
                                               =======    ========    =======

3. REVOLVING LINE OF CREDIT AGREEMENT

     The Company entered into a $1.0 million unsecured revolving line of credit agreement with a bank which expires in September 1998. Borrowings bear interest at the bank's reference rate (8.5% as of March 31, 1998). The agreement includes a provision that prohibits the Company from paying dividends and requires the Company to meet certain financial covenants. As of March 31, 1998, the Company had no outstanding borrowings under the agreement.

                                 NOVADIGM, INC.

                                 MARCH 31, 1998

4. COMMITMENTS AND CONTINGENCIES

     The Company has various leases for its facilities under non-cancelable operating lease agreements. Rent expense incurred under these agreements in fiscal 1998, 1997 and 1996 was approximately $928,000, $659,000 and $534,000, respectively.

     During 1997, the Company entered into an amendment of the lease for its headquarters. Under the amendment, the Company extended the lease term for its original leased space and entered into a commitment for additional space. Future minimum commitments under all facility leases are as follows (in thousands):

       YEAR ENDING MARCH 31,
       ---------------------
     1999...........................  $  871
     2000...........................     580
     2001...........................     180
     2002...........................     110
     2003 and thereafter............      --
                                      ------
                                      $1,741
                                      ======

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

     In May of 1996, the Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock. As of March 31, 1998, the Company repurchased 500,000 shares, expending approximately $3.1 million. Approximately 90,000 of these shares were resold by the Company in fiscal 1998 for the exercise of employee stock options.

6. STOCK OPTIONS AND STOCK PURCHASE PLAN

     Under the Company's 1992 Stock Option Plan, as amended (the "Plan"), the Board of Directors may grant incentive and nonqualified stock options to employees, directors and consultants. Incentive options are granted at no less than fair market value at the date of grant based upon the price per share of the Company's stock on the Nasdaq National Market. Nonqualified options are granted at no less than 85% of fair market value at the date of grant. Option terms may not exceed five years and vesting is determined by the Board of Directors for each individual grant (generally 4 years). The Plan will continue in effect until June 9, 2002, unless terminated sooner. During fiscal 1997, the shareholders approved an amendment to the Plan increasing the number of shares of common stock reserved for issuance under the Plan to 4,700,000 shares.

                                 NOVADIGM, INC.

                                 MARCH 31, 1998

     The following table summarizes the option activity (in thousands, except per share amounts):

                                                                       WEIGHTED
                                                         OPTIONS        AVERAGE
                                                       OUTSTANDING    GRANT PRICE
                                                       -----------    -----------
Balance at March 31, 1996............................     2,557         $15.82
  Granted............................................     3,109         $ 5.32
  Exercised..........................................      (108)        $ 6.06
  Canceled...........................................    (2,485)        $ 6.21
                                                         ------         ------
Balance at March 31, 1997............................     3,073         $ 5.23
  Granted............................................     1,325         $ 4.04
  Exercised..........................................      (341)        $ 1.76
  Canceled...........................................      (706)        $ 5.43
                                                         ------         ------
Balance at March 31, 1998............................     3,351         $ 5.05
                                                         ======         ======

     At March 31, 1998, 1,144,000 options are vested and exercisable and 4,001,000 shares of common stock are reserved for future issuance under the Plan. The weighted average exercise price of exercisable options at March 31, 1998 is $4.90 per share.

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

     On May 17, 1995 the Board of Directors adopted the Company's Employee Stock Purchase Plan (the "Purchase Plan"), which was approved by the stockholders at the Company's annual meeting on November 17, 1995. A total of 1,000,000 shares of Common Stock was reserved for issuance under the Purchase Plan. The Purchase Plan covers substantially all employees in the United States. The participants' purchase price is the lower of 85% of the closing price on the first trading day of the six-month trade period or the last trade day of the period. Approximately 75,000 shares and 45,000 shares were purchased by employees under the Purchase Plan in fiscal 1998 and 1997, respectively. At March 31, 1998, the Company has reserved approximately 863,000 shares for future issuance.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS. 123"), "Accounting for Stock-Based Compensation", which establishes a fair value-based method of accounting for stock-based compensation plans and requires additional disclosures for those companies who elect not to adopt the new method of accounting. The Company adopted SFAS 123 in fiscal 1997 and in accordance with the provisions of SFAS. 123, the Company applies APB Opinion 25 and related interpretations in accounting for its stock option and stock purchase plans. Had compensation cost for

                                 NOVADIGM, INC.

                                 MARCH 31, 1998

these plans been determined consistent with SFAS 123, the Company's net loss and loss per share would have resulted in the following pro forma amounts indicated in the table below:

                                                         FOR THE YEARS ENDED
                                                              MARCH 31,
                                                         --------------------
                                                           1998        1997
                                                         --------    --------
Net loss (in thousands):
As reported............................................  $ (9,017)   $(12,502)
Pro forma..............................................  $(14,681)   $(20,526)
Net loss per share -- basic and diluted:
As reported............................................  $   (.52)   $   (.72)
Pro forma..............................................  $   (.84)   $  (1.18)

     Because the SFAS 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The weighted average fair values of options granted during fiscal 1998 and 1997 were $3.04 and $5.32, respectively. The options outstanding at March 31, 1998, have exercise prices between $3.31 and $8.25, with a weighted average exercise price of $5.05 and a weighted average remaining contractual life of 3.0 years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 1998 and 1997: risk free interest rates ranged from 6.1% to 6.4%, expected dividend yields of 0%, expected lives of 5.0 years and expected volatility of 94%.

7. INCOME TAXES

     The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109 ("SFAS 109") "Accounting for Income Taxes". SFAS 109 provides for an asset and liability approach to accounting for income taxes under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which taxes become payable.

     The components of the provision (benefit) for income taxes are as follows (in thousands):

                                                        FOR THE YEARS ENDED
                                                             MARCH 31,
                                                        --------------------
                                                        1998    1997    1996
                                                        ----    ----    ----
Current U.S. Federal..................................  $ (0)   $(12)   $112
State and local.......................................   (68)     71      48
                                                        ----    ----    ----
          Total Current...............................  $(68)     59     160
                                                        ----    ----    ----
Deferred U.S. Federal.................................    --      --      --
State and local.......................................    --      --      --
                                                        ----    ----    ----
          Total Deferred..............................    --      --      --
                                                        ----    ----    ----
Foreign...............................................    --      --      --
Provision (benefit) for income taxes..................  $(68)   $ 59    $160
                                                        ====    ====    ====

                                 NOVADIGM, INC.

                                 MARCH 31, 1998

The components of the net deferred tax asset at March 31, 1998 and 1997 are as follows (in thousands):

                                                            1998       1997
                                                           -------    -------
Deferred tax assets:
  Net operating loss carryforwards.......................  $ 6,864    $ 3,257
  Other operating reserves...............................      525        160
  Accrued liabilities and other..........................      325        943
  Tax credit carryforwards...............................      423        323
  Restructuring charge...................................       --        340
  Depreciation...........................................      322        222
                                                           -------    -------
          Total deferred tax assets......................    8,459      5,245
Valuation allowance......................................   (8,459)    (5,245)
                                                           -------    -------
          Net deferred tax asset.........................  $    --    $    --
                                                           =======    =======

     As of March 31, 1998 the Company has net operating loss carryforwards for federal income tax reporting purposes of approximately $17.1 million. These carryforwards expire in various periods through 2013. The Company's ability to utilize the net operating loss carryforwards in future years may be limited in some circumstances, including significant changes in ownership interests, due to certain provisions of the Internal Revenue Code of 1986.

     The provision (benefit) for income taxes for the years ended March 31 differs from the statutory U.S. Federal income tax rate due to the following:

                                                              1998     1997
                                                              -----    -----
Provision (benefit) at U.S. statutory rate..................  (35.0)%  (35.0)%
State income taxes, net of federal benefit..................   (0.7)     0.4
Change in valuation allowance...............................   35.0     35.1
                                                              -----    -----
                                                               (0.7)%    0.5%
                                                              =====    =====

8. MAJOR CUSTOMERS AND INTERNATIONAL SALES

     During 1998, two customers, Amdahl and EDS, accounted for approximately 31% and 10% of total revenues, respectively. During 1997, two customers, IBM and Amdahl, accounted for approximately 23% and 16% of total revenues, respectively. During 1996, two customers, Amdahl and IBM, accounted for approximately 40% and 12% of total revenues, respectively. The Company's agreement with IBM expired in March 1997.

     In June 1995, the Company entered into a seven-year, non-exclusive OEM and distribution agreement with Amdahl. Under the agreement, Amdahl can sublicense EDM throughout the world as part of its bundled solution and sublicense EDM stand-alone to a limited worldwide market. Novadigm agreed to provide limited technical support and training. The agreement required Amdahl to pay the Company $8 million in non-refundable, guaranteed sublicense fees and bundled support in quarterly installments during the first year of the agreement, fiscal 1996; and $4 million in the last quarter of both fiscal 1997 and fiscal 1998. The agreement was amended in March 1997, instead requiring Amdahl to pay $2 million in non-refundable, guaranteed sublicense fees and bundled support in the last quarter of fiscal 1997; minimum additional sublicense fees of $2 million during fiscal 1998; and minimum additional sublicense fees of $3 million in both fiscal 1999 and fiscal 2000. In the event of a change of control of the Company, the amended agreement allows Amdahl the right to terminate the agreement and recover unused guaranteed sublicense fees at the time of termination, to the extent they were also outstanding on March 31, 1997. There can be no assurance that

                                 NOVADIGM, INC.

                                 MARCH 31, 1998

Amdahl will extend this agreement in subsequent years. The Company recognized no guaranteed sublicense fees from Amdahl in fiscal 1998, $1.8 million in fiscal 1997 and $7.4 million in fiscal 1996.

     Export sales, consisting of sales to customers in foreign countries, were 45.6%, 18.4%, and 20.7% of total revenues in 1998, 1997 and 1996 respectively.

     Geographic information for the fiscal years ended March 31, 1998, 1997 and 1996 are as follows.

                                  REVENUES                OPERATING INCOME (LOSS)          IDENTIFIABLE ASSETS
                         ---------------------------   -----------------------------   ---------------------------
                          1998      1997      1996       1998       1997      1996      1998      1997      1996
                         -------   -------   -------   --------   --------   -------   -------   -------   -------
United States..........  $22,727   $21,885   $24,397   $ (7,467)  $ (9,980)  $ 5,886   $26,972   $37,152   $53,048
Europe.................    3,590     1,880     1,691     (2,596)    (4,060)   (2,117)    2,958     1,630     2,026
Eliminations...........   (2,922)   (1,387)   (1,072)        --         --        --    (1,054)   (2,440)   (4,942)
                         -------   -------   -------   --------   --------   -------   -------   -------   -------
         Total
           Company.....  $23,395   $22,378   $25,016   $(10,063)  $(14,040)  $ 3,769   $28,876   $36,342   $50,132
                         =======   =======   =======   ========   ========   =======   =======   =======   =======

     In fiscal 1995, the Company established a wholly-owned subsidiary in France that acts as a sales representative for the Company's operations in Europe. Most license agreements are entered into between the parent company and its customers, and most license and service fees are paid directly to the parent company. United States operations include revenues and results of operations in the United States, as well as export revenues from all customers recognized on a worldwide basis. The subsidiary's revenues consist primarily of commission payments from the parent company for services performed for the benefit of the parent company at a rate of 50% of European sales. Such payments are eliminated in the consolidated financial statements. Identifiable assets are those assets that can be directly associated with a particular geographic area and subsidiary.

9. RESTRUCTURING CHARGE

     The Company recorded a $1.8 million restructuring charge in fiscal 1997 to reflect reorganization of the North American and European sales and marketing organizations.

     The significant provisions included in the restructuring charge (in thousands) were:

Reorganization of European sales channel and organization...  $1,015
Reorganization of U.S. sales and marketing, including
  severance and office closings.............................     814
                                                              ------
                                                              $1,829
                                                              ======

     The restructuring charge included severance for the termination of 29 employees, the costs to close and consolidate five regional sales offices and the Chicago-based marketing office, and the costs to realign distribution channels in Europe. As of March 31, 1997, no material payments had been made under the restructuring program. During fiscal 1998, the above restructuring charges were paid in full.

                                                                     SCHEDULE II

                                 NOVADIGM, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                BALANCE AT    ADDITIONS                    BALANCE AT
                                                BEGINNING     CHARGED TO    RECOVERIES       END OF
                CLASSIFICATION                  OF PERIOD     OPERATIONS    (WRITEOFFS)      PERIOD
                --------------                  ----------    ----------    -----------    ----------
Allowance for Doubtful Accounts
Year Ended:
  March 31, 1996..............................    $   --        $  344        $  (344)       $   --
  March 31, 1997..............................        --         1,278             25         1,302
  March 31, 1998..............................     1,302           553         (1,085)          770

                                 EXHIBIT INDEX

 3.1*      Certificate of Incorporation of Registrant, as amended.
 3.2*      Bylaws of Registrant, as amended.
10.1*+     OEM Software Licensing and Distribution Agreement dated June
           13, 1995 between the Registrant and Amdahl Corporation.
           (originally filed as Exhibit 10.8)
10.2**+    Amendment 1 to the OEM Software Licensing and Distribution
           Agreement dated June 13, 1995 between the Registrant and
           Amdahl Corporation.
10.3**+    Amendment 2 to OEM Software Licensing and Distribution
           Agreement dated June 13, 1995 between the Registrant and
           Amdahl Corporation.
10.4*      1992 Stock Option Plan, as amended and form of Stock Option
           Agreement.
10.5*      1995 Employee Stock Purchase Plan and form of Subscription
           Agreement.
10.6*      Employment Agreement dated as of August 10, 1992 by and
           between H. Kent Petzold and the Registrant.
10.7*      Deferred Compensation Agreement dated as of August 10, 1992, as amended, by and between H. Kent Petzold and the
           Registrant.
10.8*      Stock Option Agreement and Notice of Stock Option Grant
           dated as of August 10, 1992 by and between H. Kent Petzold and the Registrant.
10.9*      Amendment to Employment Agreement and Stock Option
           Agreements dated as of May 18, 1995 by and among H. Kent
           Petzold and the Registrant, and Albion J. Fitzgerald,
           Shannon Ruiz, Joseph J. Fitzgerald and Brian J. McAlister.
10.10*     Form of Indemnification Agreement entered into between
           Registrant and its officers and directors.
10.11**    Change of Control Agreement entered into between Registrant and Stuart Jacobson
10.12      Loan Agreement dated August 1, 1997 between the Registrant and Coast Commercial Bank.
10.13**    Facility lease dated as of March 14, 1997, by and between
           Crossroad Developers Associates, LLC and the Registrant.
10.14**    Employment Agreement effective as of April 1, 1997 by and
           between the Registrant and Wallace D. Ruiz.
10.15      Offer Letter dated February 9, 1998 by and between the
           Registrant and Michael Carabetta.
10.16      Separation Agreement and Mutual Release by and between the
           Registrant and Stuart Jacobson.
10.17      Agreement dated February 1998 by and between the Registrant and Stuart Jacobson.
21.1*      Subsidiary of Registrant.
23.1       Consent of Arthur Andersen LLP.
24.1       Power of Attorney (see page 29)
27.1       Financial Data Schedule.

---------------
 * Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (Reg. No. 33-92746) as declared effective by the Commission on July 13, 1995.

** Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

 + Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.