Form 10-Q
period 1998-06-30
NOVADIGM INC
filed 1998-08-14
CIK 888358

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
                            ------------------------
(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM  _____________ TO  _____________ .

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

              ONE INTERNATIONAL BLVD, SUITE 200, MAHWAH, NJ 07495
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

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

                                Yes [X]  No [ ]

     On June 30, 1998 there were 17,501,535 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 NOVADIGM, INC.

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.   FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements.................      2
          Condensed Consolidated Balance Sheets as of June 30, 1998
          and March 31, 1998..........................................      2
          Condensed Consolidated Statements of Operations for the
          three month periods ended June 30, 1998 and June 30, 1997...      3
          Condensed Consolidated Statements of Cash Flows for the
          three month periods ended June 30, 1998 and June 30, 1997...      4
          Notes to Condensed Consolidated Financial Statements........      5
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of
          Operations..................................................      6
PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings...........................................      9
Item 2.   Changes in Securities.......................................      9
Item 3.   Defaults upon Senior Securities.............................      9
Item 4.   Submission of Matters to a Vote of Security Holders.........      9
Item 5.   Other Information...........................................      9
Item 6.   Exhibits and Reports on Form 8-K............................      9
SIGNATURES............................................................     10

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 NOVADIGM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               JUNE 30,      MARCH 31,
                                                                 1998          1998
                                                              -----------    ---------
                                                              (UNAUDITED)
                                        ASSETS
Cash and cash equivalents...................................    $ 4,579       $ 4,431
Short-term marketable securities............................     12,437        14,534
Accounts receivable, net....................................      5,711         6,352
Prepaid expenses and other current assets...................        801           841
                                                                -------       -------
          Total current assets..............................     23,528        26,158
Property and equipment, net.................................      1,851         1,763
Other assets................................................        957           955
                                                                -------       -------
                                                                $26,336       $28,876
                                                                =======       =======

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities....................    $ 5,258       $ 6,314
Deferred revenue............................................      1,438         2,518
                                                                -------       -------
          Total current liabilities.........................      6,696         8,832
Stockholders' equity:
  Common stock: 30,000 shares authorized; 17,502 and 17,471
     outstanding as of June 30, 1998 and March 31, 1998,
     respectively...........................................         11            11
  Additional paid-in capital................................     66,029        66,087
  Accumulated deficit.......................................    (44,067)      (43,548)
  Treasury Stock............................................     (2,338)       (2,527)
  Cumulative translation adjustment.........................          5            21
                                                                -------       -------
          Total stockholders' equity........................     19,640        20,044
                                                                -------       -------
                                                                $26,336       $28,876
                                                                =======       =======

                            See accompanying notes.

                                 NOVADIGM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS
                                                                 ENDED JUNE 30,
                                                              ---------------------
                                                                1998        1997
                                                              --------    ---------
REVENUES:
  Licenses..................................................   $3,876      $ 2,608
  Services..................................................    2,682        1,883
                                                               ------      -------
          Total revenues....................................    6,558        4,491
OPERATING EXPENSES:
  Cost of services..........................................    1,030        1,516
  Sales and marketing.......................................    3,695        2,652
  Research and development..................................    1,223        1,656
  General and administrative................................    1,236        1,152
                                                               ------      -------
          Total operating expenses..........................    7,184        6,976
                                                               ------      -------
Operating loss..............................................     (626)      (2,485)
Interest income, net........................................      109          344
                                                               ------      -------
Loss before provision for (benefit from) income taxes.......     (517)      (2,141)
Provision for (benefit from) income taxes...................        2          (90)
                                                               ------      -------
Net loss....................................................   $ (519)     $(2,051)
                                                               ======      =======
Net loss per common share -- basic and diluted..............   $(0.03)     $ (0.12)
                                                               ======      =======
Weighted average common shares -- basic and diluted.........   17,471       17,276
                                                               ------      -------

                            See accompanying notes.

                                 NOVADIGM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS
                                                                 ENDED JUNE 30,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $  (519)    $(2,051)
Adjustments to reconcile net loss to net cash used in
  operating activities --
  Depreciation and amortization.............................       67         289
  Decrease in accounts receivable...........................      641         466
  Decrease in prepaid expenses and other current assets.....       40         142
  Increase in other assets..................................       (2)         (8)
  Decrease in accounts payable and accrued liabilities......   (1,056)        (74)
  Decrease in accrued restructuring costs...................       --      (1,006)
  Increase (decrease) in deferred revenue...................   (1,080)        556
                                                              -------     -------
          Net cash used in operating activities.............   (1,909)     (1,686)
                                                              -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................     (155)       (160)
  Purchases of held-to-maturity securities..................   (7,119)     (5,037)
  Proceeds from redemptions of held-to-maturity
     securities.............................................    9,216       5,104
                                                              -------     -------
          Net cash used in investing activities.............    1,942         (93)
                                                              -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from the exercise of options.................      (58)        113
  Purchase of treasury stock................................       --        (570)
  Issuance of treasury stock................................      189          --
                                                              -------     -------
          Net cash provided by (used in) financing
           activities.......................................      131        (457)
                                                              -------     -------
Effect of exchange rate changes on cash.....................      (16)         (4)
                                                              -------     -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      148      (2,240)
Cash and cash equivalents at the beginning of the period....    4,431       7,984
                                                              -------     -------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD..........  $ 4,579     $ 5,744
                                                              =======     =======

                            See accompanying notes.

                                 NOVADIGM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared by Novadigm, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the financial information set forth therein. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included within the Company's Form 10-K filed with the Commission on June 24, 1998. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending March 31, 1999, or any other future period.

2. NET LOSS PER SHARE

     The Company has implemented Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") as of March 31, 1998 and, in accordance with the pronouncement, has restated prior year amounts. SFAS 128 requires the presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period adjusted to reflect potentially dilutive securities. Common equivalent shares were excluded from the calculations of loss per share because the effect of including such shares in the computation would be anti-dilutive.

3. RECENT ACCOUNTING PRONOUNCEMENTS

     During fiscal 1999, the Company will adopt Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The adoption of SFAS 130 is required on an interim basis, however, the impact of adoption was not material. SFAS 131 is required on an interim basis, however, it is not required in the year of initial application. The Company is currently assessing the disclosure impact of SFAS 131 on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results. These risks include a history of operating losses. The Company's quarterly operating results have fluctuated significantly in the past, and may fluctuate in the future, due to a number of factors, including the number, size and timing of customer orders, the timing and market acceptance of the Company's new products, the dependence on resellers, the level and pricing of international sales, changes in the level of operating expenses, technological advances and new product introductions by the Company's competitors, competitive conditions in the industry and foreign currency exchange rates. In addition, the sales cycle for the Company's products is lengthy and unpredictable depending upon the interest of the prospective customer in the Company's products, the size of the order, the decision-making and acceptance procedures within the customer's organization, the complexity of implementation and other factors. The Company's operating results may also vary significantly due to seasonal trends, as a result of efforts by the Company's direct sales personnel to meet annual quotas, lower international revenues in the summer months when many European businesses experience lower sales, the establishment of calendar year capital budgets by prospective customers, as well as other factors. There can be no assurance that the Company will be able to achieve profitability on a quarterly or annual basis in the future.

     Many currently installed computer systems and software products are unable to distinguish 21st century dates from 20th century dates ("Year 200"). The Company has on occasion warranted, and generally represents to its customers, that the newer version of its products, EDM version 4.0 and RADIA, are free from Year 2000 defects. There can be no assurance that the Company's products are Year 2000 compliant, or that the Company's products will not be integrated with, or otherwise interact with, non-compliant software.

     This report should be read in conjunction with the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission, in particular the section therein entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Business Risks."

RESULTS OF OPERATIONS

     The Company generates revenues principally from licensing the rights to use its software products to end-users and from sublicense fees from resellers. The Company also generates service revenues from consulting and training activities performed for license customers and maintenance revenues from support and software update rights.

     For the periods indicated, the following table sets forth the percentage of total revenue represented by the respective line items in the Company's condensed consolidated statements of operations (unaudited):

                                                              FOR THE THREE MONTHS
                                                                 ENDED JUNE 30,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
REVENUES:
  Licenses..................................................     59.1%       58.1%
  Services..................................................     40.9        41.9
                                                               ------      ------
          Total revenues....................................   100.00      100.00
                                                               ------      ------
OPERATING EXPENSES:
  Cost of services..........................................     15.7        33.8
  Sales and marketing.......................................     56.3        59.0
  Research and development..................................     18.7        36.9
  General and administrative................................     18.9        25.6
                                                               ------      ------
          Total operating expenses..........................    109.6       155.3
                                                               ------      ------
Operating loss..............................................     (9.6)      (55.3)
Interest income, net........................................      1.7         7.6
                                                               ------      ------
Loss before provision for (benefit from) income taxes.......     (7.9)      (47.7)
Provision for (benefit from) income taxes...................       --        (2.0)
                                                               ------      ------
Net loss....................................................     (7.9)%     (45.7)%
                                                               ======      ======

     Total revenues for the Company's first fiscal quarter ended June 30, 1998 were $6.6 million compared to $4.5 million for the same quarter of the previous year, an increase of $2.1 million or 46%. Revenues from direct and partner-assisted sales channels were approximately $4.5 million or 69% of total revenues for the quarter ended June 30, 1998 and $3.0 million or 67% for the comparable period of the prior year. The higher revenues from direct and partner-assisted sales channels are due primarily to higher license revenue. International revenues were approximately $3.0 million or 45% of total revenues in the quarter ended June 30, 1998 compared to approximately $2.3 million or 52% in the comparable quarter of last year. The higher international revenues in absolute dollars in the current year quarter were primarily due to higher license revenues in the United Kingdom ("UK") and South Africa.

     License revenues were $3.9 million or 59.1% of total revenues for the quarter ended June 30, 1998 compared to $2.6 million or 58.1% of total revenues for the same period last year. The increase in license revenues between the two periods was primarily attributable to closing more contracts and to a higher average contract price in the current quarter compared to the same quarter last year. Eighty-two percent (82%) of license revenues in the current quarter were from direct and partner-assisted sales channels compared to 55% in the same quarter last year. The Company expects license revenue from direct and partner-assisted sales channels to continue to be a significant percentage of total license revenues. License revenues from customers outside North America ("international license revenues") were $2.1 million or 55% of total license revenue in the current quarter compared to $2.1 million or 79% in the same quarter last year. The Company expects international license revenue to grow and be a significant contributor to total license revenue, though as a percent of total license revenues, international license revenues may fluctuate from quarter to quarter. From time to time, the Company accepts guaranteed sublicense fees from distributors. Distributors pay guaranteed sublicense fees in order to have the right to sublicense the Company's products to its customers and to receive training and support services from the Company. At June 30, 1998, a substantial percentage of guaranteed sublicense fees received by the Company had not yet been relicensed by the Company's distributors to end-users.

     Service revenues were $2.7 million or 40.9% of total revenues for the quarter ended June 30, 1998 compared to $1.9 million or 41.9% of total revenues for the comparable quarter last year. The higher service revenues for the quarter ended June 30, 1998 compared to the same period last year was due primarily higher maintenance revenues associated with a growing installed base and an adjustment of reseller maintenance. Although the Company expects maintenance revenues to increase on a quarterly basis as compared to the prior year, overall service revenues are not expected to grow due to the Company's emphasis on licensing activities with service partners who require minimal services from the Company.

     Cost of services includes the direct and indirect costs of providing training, technical support and consulting services to the Company's customers. Cost of services consists primarily of payroll, related benefits, and travel for field engineers and support personnel, other related overhead and third party consulting fees. Cost of services were $1.0 million or 38% of service revenues for the quarter ended June 30, 1998 compared to $1.5 million or 81% of service revenues for the quarter ended June 30, 1997. The lower cost of services in the quarter ended June 30, 1998 compared to the same period for the prior year, was primarily due to higher maintenance revenues as a percent of total service revenues in the current fiscal year quarter over the same quarter last year, and the reorganization of the technical services department after the close of fiscal 1998, which reduced staff and redefined service packages. The Company expects cost of services to increase throughout fiscal 1999.

     Sales and marketing expenses consist primarily of salaries, related benefits, commissions, travel and other costs associated with the Company's sales and marketing efforts. Sales and marketing expenses for the quarter ended June 30, 1998 were $3.7 million or 56.3% of total revenues as compared to $2.7 million or 59.0% of total revenues for the same period last year. The higher sales and marketing expense in the current quarter over the same quarter last year was primarily due to higher compensation as a result of having reported higher revenues in the current quarter. The Company expects sales and marketing expenses to increase for the remainder of the fiscal year to support the Company's revenue plans.

     Research and development expenses consist primarily of salaries, related benefits, consultant fees and other costs associated with the Company's research and development efforts. Research and development expenses were $1.2 million or 18.7% of total revenues for the quarter ended June 30, 1998 compared to $1.7 million or 36.9% of total revenues for the same period last year. The lower expenses for first quarter of fiscal 1998 were primarily due to lower staffing levels. The Company believes that a significant investment in research and development activities is essential to provide for the Company's future growth, particularly research and development relating to the Company's internet activities. Though the Company anticipates that it will continue to invest resources to further enhance and develop its products, the Company does not anticipate significant growth in research and development expense in the remainder of the fiscal year.

     General and administrative expenses consist primarily of salaries, related benefits, travel and fees for professional services such as legal, consulting and accounting. General and administrative expenses were $1.2 million or 18.9% of total revenue for the quarter ended June 30, 1998 compared to $1.2 million or 25.6% of total revenues for the same period of last year. The Company expects general and administrative expenses to increase moderately throughout the remainder of the current fiscal year.

     Net interest income was $109,000 for the quarter ending June 30, 1998 compared to $344,000 for the same period of last year. Interest income is comprised primarily of interest earned on the Company's cash equivalents and marketable securities. Interest income decreased for the quarter ended June 30, 1998 compared to the same period in the prior year due to lower average cash and securities balances in the current year. Interest income is offset by interest expense and bank fees.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operations for the quarter ended June 30, 1998 was $1.9 million. The reduction in cash in the current quarter was due primarily to a decrease in deferred revenue of $1.1 million associated primarily with maintenance, and due to a decrease in accounts payable and accrued liabilities of $1.0 million associated with the payment of accrued year-end; royalties associated with the reacquisition of distribution rights in the UK market, severances, salesman commissions, and bonuses. Cash used in operations for the quarter ended June 30, 1997 was $1.7 million. The reduction in cash last year was primarily due to the net loss of $2.1 million and the payment of $1.0 million of accrued restructuring costs during the period.

     As of June 30, 1998, the Company had working capital of $16.8 million including $17.0 million of cash, cash equivalents and short-term marketable securities. The Company has a revolving line of credit that permits unsecured borrowings up to $1.0 million through August 1998. As of June 30, 1998, there were no outstanding loans under the line of credit and the Company was in compliance with the terms of the agreement.

     Property and equipment expenditures for the quarter ended June 30, 1998 were $155,000. The Company has no material commitments to purchase property and equipment and expects to purchase property and equipment throughout the remainder of the year at a rate consistent with the prior fiscal year.

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

     (b) Reports

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 1998                    NOVADIGM, INC.

                                          By:      /s/ WALLACE D. RUIZ

                                            ------------------------------------
                                                      Wallace D. Ruiz
                                            Vice President & Chief Financial
                                              Officer
                                            (principal financial and chief
                                              accounting
                                            officer)

                               INDEX TO EXHIBITS

  EXHIBIT NUMBER                            DESCRIPTION
  --------------    ------------------------------------------------------------
    27.1            Financial Data Schedule