Form 10-Q
period 1998-09-30
NOVADIGM INC
filed 1998-11-13
CIK 888358

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On September 30, 1998, there were 17,501,535 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 NOVADIGM, INC.

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
                         PART I. FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements.................      3
         Condensed Consolidated Balance Sheets as of September 30,
         1998 and March 31, 1998.....................................      3
         Condensed Consolidated Statements of Operations for the
         three-month and six-month periods ended September 30, 1998
         and September 30, 1997......................................      4
         Condensed Consolidated Statements of Cash Flows for the
         six-month periods ended September 30, 1998 and September 30,
         1997........................................................      5
         Notes to Condensed Consolidated Financial Statements........      6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................      7

                          PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................     11
Item 2.  Changes in Securities.......................................     11
Item 3.  Defaults upon Senior Securities.............................     11
Item 4.  Submission of Matters to a Vote of Security Holders.........     11
Item 5.  Other Information...........................................     11
Item 6.  Exhibits and Reports on Form 8-K............................     11
SIGNATURES...........................................................     12

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 NOVADIGM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                              SEPTEMBER 30,    MARCH 31,
                                                                  1998           1998
                                                              -------------    ---------
                                                               (UNAUDITED)
Cash and cash equivalents...................................     $ 4,868        $ 4,431
Short-term marketable securities............................       9,532         14,534
Accounts receivable, net....................................      10,209          6,352
Prepaid expenses and other current assets...................         912            841
                                                                 -------        -------
          Total current assets..............................      25,521         26,158
Property and equipment, net.................................       1,657          1,763
Other assets................................................         875            955
                                                                 -------        -------
                                                                 $28,053        $28,876
                                                                 =======        =======

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities....................     $ 5,627        $ 6,314
Deferred revenue............................................       2,161          2,518
                                                                 -------        -------
          Total current liabilities.........................       7,788          8,832
Stockholders' equity:
  Common stock: 30,000 shares authorized; 17,502 and 17,471
     outstanding as of September 30, 1998 and March 31,
     1998, respectively.....................................          11             11
  Additional paid-in capital................................      66,029         66,087
  Accumulated deficit.......................................     (43,547)       (43,548)
  Treasury Stock............................................      (2,338)        (2,527)
  Cumulative translation adjustment.........................         110             21
                                                                 -------        -------
          Total stockholders' equity........................      20,265         20,044
                                                                 -------        -------
                                                                 $28,053        $28,876
                                                                 =======        =======

                            See accompanying notes.

                                 NOVADIGM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                      ------------------    ------------------
                                                       1998       1997       1998       1997
                                                      -------    -------    -------    -------
REVENUES:
  Licenses..........................................  $ 5,759    $ 2,696    $ 9,635    $ 5,304
  Services..........................................    2,130      1,803      4,812      3,686
                                                      -------    -------    -------    -------
          Total revenues............................    7,889      4,499     14,447      8,990
OPERATING EXPENSES:
  Cost of services..................................      821      1,597      1,851      3,113
  Sales and marketing...............................    4,245      2,900      7,940      5,552
  Research and development..........................    1,233      1,626      2,456      3,282
  General and administrative........................    1,243      1,117      2,479      2,269
                                                      -------    -------    -------    -------
          Total operating expenses..................    7,542      7,240     14,726     14,216
                                                      -------    -------    -------    -------
Operating income (loss).............................      347     (2,741)      (279)    (5,226)
Interest income, net................................      174        282        283        626
                                                      -------    -------    -------    -------
Income (loss) before provision (benefit) for income
  taxes.............................................      521     (2,459)         4     (4,600)
Provision (benefit) for income taxes................        0         15          2        (75)
                                                      -------    -------    -------    -------
Net income (loss)...................................  $   521    $(2,474)   $     2    $(4,525)
                                                      =======    =======    =======    =======
Earnings (loss) per share -- basic..................  $  0.03    $ (0.14)   $  0.00    $ (0.26)
                                                      =======    =======    =======    =======
Weighted average common shares
  outstanding -- basic..............................   17,502     17,388     17,486     17,332
                                                      =======    =======    =======    =======
Earnings (loss) per share -- diluted................  $  0.03    $ (0.14)   $  0.00    $ (0.26)
                                                      =======    =======    =======    =======
Weighted average common and common equivalent shares
  outstanding -- diluted............................   17,562     17,388     17,516     17,332
                                                      =======    =======    =======    =======

                            See accompanying notes.

                                 NOVADIGM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              FOR THE SIX MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................   $      2      $ (4,525)
Adjustments to reconcile net income (loss) to net cash used
  in operating activities --
     Depreciation and amortization..........................        399           593
     Increase in accounts receivable........................     (3,857)         (750)
     Increase in prepaid expenses and other current
      assets................................................        (71)         (295)
     Decrease (increase) in other assets....................         80           (33)
     (Decrease) increase in accounts payable and accrued
      liabilities...........................................       (687)           74
     Decrease in accrued restructuring costs................         --        (1,045)
     (Decrease) increase in deferred revenue................       (358)        1,126
                                                               --------      --------
          Net cash used in operating activities.............     (4,492)       (4,855)
                                                               --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................       (293)         (383)
  Purchases of held-to-maturity securities..................    (13,934)      (11,106)
  Proceeds from redemptions of held-to-maturity
     securities.............................................     18,936        11,766
                                                               --------      --------
          Net cash provided by investing activities.........      4,709           277
                                                               --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from the exercise of options.................        (58)          637
  Issuance (purchase) of treasury stock.....................        189        (1,469)
                                                               --------      --------
          Net cash provided by (used in) financing
            activities......................................        131          (832)
                                                               --------      --------
Effect of exchange rate changes on cash.....................         89            19
                                                               --------      --------
Net increase (decrease) in cash and cash equivalents........        437        (5,391)
Cash and cash equivalents at the beginning of the period....      4,431         7,984
                                                               --------      --------
Cash and cash equivalents at the end of the period..........   $  4,868      $  2,593
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

 2. EARNINGS PER SHARE

     The Company has implemented Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") as of March 31, 1998 and, in accordance with the pronouncement, has restated prior year amounts. SFAS 128 requires the presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period adjusted to reflect potentially dilutive securities. Common equivalent shares were excluded from the calculations of loss per share for the periods ending September 30, 1997 because the effect of including such shares in the computation would be anti-dilutive.

     In accordance with SFAS 128, the following table reconciles income (loss) and share amounts used to calculate basic earnings per share and diluted earnings per share.

                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,
                                              ------------------    ------------------
                                               1998       1997       1998       1997
                                              -------    -------    -------    -------
Numerator:
Net income (loss)...........................      521     (2,474)         2     (4,525)
                                              -------    -------    -------    -------
Denominator:
Weighted average number of common shares
  outstanding -- basic......................   17,502     17,388     17,486     17,332
Incremental shares from assumed conversion
  of options................................       60          0         30          0
                                              -------    -------    -------    -------
Weighted average common and common
  equivalent shares outstanding --diluted...   17,562     17,388     17,516     17,332
                                              =======    =======    =======    =======
Earnings (loss) per share -- basic..........  $  0.03    $ (0.14)   $  0.00    $ (0.26)
                                              =======    =======    =======    =======
Earnings (loss) per share -- diluted........  $  0.03    $ (0.14)   $  0.00    $ (0.26)
                                              =======    =======    =======    =======

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results. These risks include a history of operating losses. The Company's quarterly operating results have fluctuated significantly in the past, and may fluctuate in the future, due to a number of factors, including the number, size and timing of customer orders, the timing and market acceptance of the Company's new products, the dependence on resellers, the level and pricing of international sales, changes in the level of operating expenses, technological advances and new product introductions by the Company's competitors, competitive conditions in the industry and foreign currency exchange rates. In addition, the sales cycle for the Company's products is lengthy and unpredictable depending upon the interest of the prospective customer in the Company's products, the size of the order, the decision-making and acceptance procedures within the customer's organization, the complexity of implementation and other factors. The Company's operating results may also vary significantly due to seasonal trends, as a result of efforts by the Company's direct sales personnel to meet annual quotas, lower international revenues in the summer months when many European businesses experience lower sales, the establishment of calendar year capital budgets by prospective customers, as well as other factors. There can be no assurance that the Company will be able to achieve or maintain profitability on a quarterly or annual basis in the future.

     Many currently installed computer systems and software products are unable to distinguish 21st century dates from 20th century dates ("Year 2000"). The Company has on occasion warranted, and generally represents to its customers, that the newer version of its products, EDM version 4.0 and RADIA, are free from Year 2000 defects. There can be no assurance that the Company's products are Year 2000 compliant, or that the Company's products will not be integrated with, or otherwise interact with, non-compliant software. The Company has assessed the Year 2000 compliance of its internal systems and has determined that some internal systems may not be Year 2000 compliant. Failure of such internal systems to operate properly with regard to Year 2000 and thereafter could require the Company to incur unanticipated expenses to address any problems, which could have a material adverse effect on the Company's business, operating results and financial condition. However, the Company believes the economic impact of replacing or upgrading these noncompliant internal systems should be immaterial and will replace these systems within the next year. The Company is in the process of assessing whether any of its customers, suppliers or service providers will be adversely affected by Year 2000 issues. The failure of its customers, suppliers or service providers to be Year 2000 compliant could have material adverse effects on the Company's business, financial condition and results of operations. The Company believes a Year 2000 contingency plan is not necessary.

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

     For the periods indicated, the following table sets forth the percentage of total revenue represented by the respective line items in the Company's condensed consolidated statements of operations (unaudited):

                                                          FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                                 ENDED                  ENDED
                                                             SEPTEMBER 30,          SEPTEMBER 30,
                                                          --------------------    ------------------
                                                            1998        1997       1998       1997
                                                          --------    --------    -------    -------
REVENUES:
  Licenses..............................................     73.0%       59.9%      66.7%      59.0%
  Services..............................................     27.0        40.1       33.3       41.0
                                                           ------      ------     ------     ------
          Total revenues................................    100.0       100.0      100.0      100.0
                                                           ------      ------     ------     ------
OPERATING EXPENSES:
  Cost of services......................................     10.4        35.5       12.9       34.6
  Sales and marketing...................................     53.8        64.5       55.0       61.8
  Research and development..............................     15.6        36.1       17.0       36.5
  General and administrative............................     15.8        24.8       17.2       25.2
                                                           ------      ------     ------     ------
          Total operating expenses......................     95.6       160.9      102.1      158.1
                                                           ------      ------     ------     ------
Operating income (loss).................................      4.4       (60.9)      (1.9)     (58.1)
Interest income, net....................................      2.2         6.3        2.0        7.0
                                                           ------      ------     ------     ------
Income (loss) before provision (benefit) for income
  taxes.................................................      6.6       (54.6)       0.1      (51.1)
Provision (benefit) for income taxes....................       --         0.3         --       (0.8)
                                                           ------      ------     ------     ------
Net income (loss).......................................      6.6%      (54.9)%      0.1%     (50.3)%
                                                           ======      ======     ======     ======

     Total revenues for the Company's second fiscal quarter ended September 30, 1998 were $7.9 million compared to $4.5 million for the same quarter of the previous year, an increase of $3.4 million or 76%. The increase in total revenue in this year's second quarter is due primarily to an increase in license revenue. Total revenues for the six-month period ended September 30, 1998 were $14.4 million compared to $9.0 million for the six-month period of the previous year. Total revenues increased $5.4 million or 60% comparing the six-month period ended September 30, 1998 with the comparable period of last year due to higher license and service revenues.

     License revenues were $5.8 million or 73.0% of total revenues for the quarter ended September 30, 1998 compared to $2.7 million or 59.9% of total revenues for the same period last year. License revenues for the six-month period ended September 30, 1998 were $9.6 million or 66.7% of total revenues compared to $5.3 million or 59.0% of total revenues for the same period last year. The increase in license revenues for the quarter and six-month periods ended September 30, 1998 were primarily attributable to closing contracts with higher average contract prices, particularly in Europe. For the quarter and six-month period ended September 30, 1998, license revenues from indirect channels were 81% and 62% of all license revenues, respectively. For the quarter and six-month period ended September 30, 1997, license revenues from indirect channels were 43% and 61% of all license revenues, respectively. International license revenues (license revenue from customers outside North America) for the quarter and six-month period ended September 30, 1998 were 69% and 64% of all license revenue, respectively. International license revenues for the quarter and six-month period ended September 30, 1997 were 28% and 53% of all license revenue, respectively. The increases this year in license revenue from indirect channels and the increases this year in international license revenue in both absolute dollars and as a percent of all license revenues is primarily due to the sale of guaranteed sublicenses to a European distributor. From time to time, the Company accepts guaranteed sublicense fees from distributors. Distributors pay guaranteed sublicense fees in order to have the right to sublicense the Company's products to its customers and to receive training and support services from the Company. During the quarter ended September 30, 1998, the Company accepted and recognized in license revenue, a significant guaranteed sublicense fee from a European distributor. At September 30, 1998, approximately fifty percent (50%) of all guaranteed sublicense fees received by the Company had not yet been relicensed by the Company's distributors to end-users. The Company expects international license revenue to grow and be a significant contributor to total license revenue, though as a percent of total license revenues, international license revenues may fluctuate from quarter to quarter.

     Service revenues were $2.1 million or 27.0% of total revenues for the quarter ended September 30, 1998 compared to $1.8 million or 40.1% of total revenues for the comparable quarter last year. Service revenues for the six-month period ended September 30, 1998 were $4.8 million or 33.3% of total revenues compared to $3.7 million or 41.0% of total revenues for the comparable period last year. The higher service revenues for the quarter and the six-month period ended September 30, 1998 were due to higher maintenance revenues associated with a growing installed base and an adjustment to reseller maintenance. The Company expects maintenance revenue to increase on a quarterly basis as compared to the prior year due to a growing customer installed base and an increase in its charge for maintenance services. Revenues from customer training fees are also expected to increase on a quarterly basis compared to the prior year due to the Company's growing customer base. Consulting services, however, are not expected to grow due to the Company's practice of referring consulting services to its partners.

     Cost of services includes the direct and indirect costs of providing training, technical support and consulting services to the Company's customers. Cost of services consists primarily of payroll, related benefits, and travel for field engineers and support personnel, other related overhead and third-party consulting fees. Cost of services were $0.8 million or 38% of service revenues for the quarter ended September 30, 1998 compared to $1.6 million or 88% of service revenues for the quarter ended September 30, 1997. Cost of services for the six-month period ended September 30, 1998 was $1.9 million or 39% of service revenues compared to $3.1 million or 84% of service revenues for the same period last year. The lower cost of services in the quarter and six-month period ended September 30, 1998 compared to the same periods for the prior year, were mainly attributable to the reorganization of the technical services department after the close of fiscal 1998, which reduced staff and redefined service packages and to the reduction in use of outside consultants. The Company expects cost of services to increase throughout fiscal 1999.

     Sales and marketing expenses consist primarily of salaries, related benefits, commissions, travel, consultant fees, and other costs associated with the Company's sales and marketing efforts. Sales and marketing expenses for the quarter ended September 30, 1998 were $4.2 million or 53.8% of total revenues as compared to $2.9 million or 64.5% of total revenues for the same period last year. The sales and marketing expenses increased $1.3 million or 46% in the fiscal second quarter this year compared to the same quarter last year. Sales and marketing expenses for the six-month period ended September 30, 1998 were $8.0 million or 55% of total revenues as compared to $5.6 million or 61.8% of total revenues for the same period last year. The sales and marketing expenses increased $2.4 million or 43% in the six-month period this year compared to the same period last year. The increase in the quarter and the six-month period this year as compared to the same periods last year was primarily due to higher compensation costs resulting from higher reported revenues in the quarter and six month periods. The Company expects sales and marketing expenses in dollars to increase for the remainder of the fiscal year in support of the Company's revenue plans.

     Research and development expenses consist primarily of salaries, related benefits, consultant fees, and other costs associated with the Company's research and development efforts. Research and development expenses were $1.2 million or 15.6% of total revenues for the quarter ended September 30, 1998 compared to $1.6 million or 36.1% of total revenues for the same period last year. Research and development expenses for the six-month period ended September 30, 1998 were $2.5 million or 17% of total revenues as compared to $3.3 million or 36.5% of total revenues for the same period last year. The lower expenses for the quarter and the six-month period ended September 30, 1998 was primarily due to lower staffing levels in the current year periods compared to the same periods last year, due to the completion of the development of version 4.0 of the Enterprise Desktop Manager and version 1.0 of Radia. The Company believes that a significant investment in research and development is essential to provide for the Company's future growth, particularly research and development relating to the Company's Internet activities. Though the Company anticipates that it will continue to invest resources to further enhance and develop its products the Company does not anticipate significant growth in research and development expense in the remainder of the fiscal year.

     General and administrative expenses consist primarily of salaries, related benefits, travel and fees for professional services such as legal, consulting and accounting. General and administrative expenses were $1.2 million or 15.8% of total revenue for the quarter ended September 30, 1998 compared to $1.1 million or 24.8% of total revenues for the same period of last year. General and administrative expenses for the six-month period ended September 30, 1998 were $2.5 million or 17.2% of total revenue compared to $2.3 million or 25.2% of total revenues for the same period of last year. The increase in general and administrative expenses in the quarter and six-month period ended September 30, 1998 compared to the same periods last year is primarily due to additional personnel. The Company expects general and administrative expenses to increase moderately in dollar terms and to decrease as a percent of total revenue in the future quarters.

     Net interest income was $174,000 and $283,000 for the quarter and six-month periods ended September 30, 1998, respectively, compared to $282,000 and $626,000 for the same periods of last year, respectively. Interest income is comprised primarily of interest earned on the Company's cash equivalents and marketable securities. Interest income decreased for the quarter and six-month period ended September 30, 1998 compared to the same periods in the prior year due to lower average cash and securities balances in the current year. Interest income is offset by interest expense and bank fees.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operations for the six-month period ended September 30, 1998 was $4.5 million compared to cash used in operations of $4.9 million for the same period last year. The reduction in cash for the six-month period ended September 30, 1998 was primarily due to an increase in accounts receivable related to extended payment terms granted on large license contracts. The reduction in cash for the six-month period ended September 30, 1997 was primarily due to the net loss of $4.5 million and the payment of $1.0 million of restructuring costs accrued in an earlier period.

     As of September 30, 1998, the Company had working capital of $17.7 million including $14.4 million of cash, cash equivalents and short-term marketable securities. The Company has a revolving line of credit, which permits unsecured borrowings up to $1.0 million through August, 1999. As of September 30, 1998, there were no outstanding loans under the line of credit and the Company was in compliance with the terms of the agreement.

     Property and equipment expenditures were $138,000 and $293,000 for the quarter and six-month period ended September 30, 1998, respectively. The Company had no material commitments to purchase property and equipment at September 30, 1998 and expects to purchase property and equipment throughout the remainder of the fiscal year at a rate consistent with the prior fiscal year.

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its 1998 Annual Meeting of Stockholders on September 24, 1998. The following matters were approved by the stockholders by the votes indicated below:

                                              VOTES       VOTES                 BROKER
                                               FOR       AGAINST    ABSTAIN    NON-VOTES
                                           -----------   --------   --------   ---------
a. Election of four directors to serve
   for the ensuing year as follows:
   Albion J. Fitzgerald..................   11,068,810         --    382,492         --
   Robert B. Anderson....................   11,069,110         --    382,192         --
   H. Kent Petzold.......................   11,009,208         --    442,094         --
   Deborah Doyle McWhinney...............   11,073,354         --    377,948         --
b. Amend the Company's 1992 Stock Option
   Plan to increase the number of shares
   reserved for issuance thereunder by
   500,000 shares........................   10,784,180    628,543     38,579         --
c. Appointment of Arthur Andersen LLP as
   independent auditors of the Company
   for the fiscal year ending March 31,
   1999..................................   11,425,778     19,300      6,224         --

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     27.1 Financial Data Schedule

(b) Reports

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 1998                  NOVADIGM, INC.

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

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 27.1      Financial Data Schedule