Form 10-Q
period 1998-12-31
NOVADIGM INC
filed 1999-02-16
CIK 888358

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

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

     On December 31, 1998, there were 17,716,838 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 NOVADIGM, INC.

                                     INDEX

                                                                       PAGE
                                                                       NO.
                                                                       ----
PART I   FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements.................    3
         Condensed Consolidated Balance Sheets as of December 31,
         1998 and March 31, 1998.....................................    3
         Condensed Consolidated Statements of Operations for the
         three-month and nine-month periods ended December 31, 1998
         and December 31, 1997.......................................    4
         Consolidated Statements of Cash Flows for the nine-month
         periods ended December 31, 1998 and December 31, 1997.......    5
         Notes to Condensed Consolidated Financial Statements........    6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    7
PART II  OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   11
Item 2.  Changes in Securities.......................................   11
Item 3.  Defaults Upon Senior Securities.............................   11
Item 4.  Submission of Matters to A Vote of Security Holders.........   11
Item 5.  Other Information...........................................   11
Item 6.  Exhibits and Reports on Form 8-K............................   11
SIGNATURES...........................................................   12

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 NOVADIGM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                              DECEMBER 31,    MARCH 31,
                                                                  1998          1998
                                                              ------------    ---------
                                                              (UNAUDITED)
Cash and cash equivalents...................................    $  5,041      $  4,431
Short-term marketable securities............................      10,893        14,534
Accounts receivable, net....................................      11,285         6,352
Prepaid expenses and other current assets...................         869           841
                                                                --------      --------
     Total current assets...................................      28,088        26,158
Property and equipment, net.................................       1,485         1,763
Other assets................................................         837           955
                                                                --------      --------
                                                                $ 30,410      $ 28,876
                                                                ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities....................    $  6,036      $  6,314
Deferred revenue............................................       2,679         2,518
                                                                --------      --------
     Total current liabilities..............................       8,715         8,832
Stockholders' equity:
Common stock: 30,000 shares authorized; 17,717 and 17,471
  outstanding as of December 31, 1998 and March 31, 1998,
  respectively..............................................          11            11
Additional paid-in capital..................................      65,719        66,087
Accumulated deficit.........................................     (42,863)      (43,548)
Treasury Stock..............................................      (1,194)       (2,527)
Cumulative translation adjustment...........................          22            21
                                                                --------      --------
          Total stockholders' equity........................      21,695        20,044
                                                                --------      --------
                                                                $ 30,410      $ 28,876
                                                                ========      ========

                            See accompanying notes.

                                 NOVADIGM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                                         DECEMBER 31,          DECEMBER 31,
                                                      ------------------    ------------------
                                                       1998       1997       1998       1997
                                                      -------    -------    -------    -------
REVENUES:
  Licenses..........................................  $ 5,566    $ 5,443    $15,201    $10,747
  Services..........................................    2,820      1,773      7,632      5,459
                                                      -------    -------    -------    -------
     Total revenues.................................    8,386      7,216     22,833     16,206

OPERATING EXPENSES:
  Cost of services..................................    1,071      1,952      2,922      5,065
  Sales and marketing...............................    4,169      4,286     12,109      9,838
  Research and development..........................    1,229      1,786      3,685      5,068
  General and administrative........................    1,392      1,289      3,861      3,558
                                                      -------    -------    -------    -------
     Total operating expenses.......................    7,851      9,313     22,577     23,529
                                                      -------    -------    -------    -------
Operating income (loss).............................      535     (2,097)       256     (7,323)
Interest income, net................................      153        180        436        806
                                                      -------    -------    -------    -------
Income (loss) before provision (benefit) for income
  taxes.............................................      688     (1,917)       692     (6,517)
Provision (benefit) for income taxes................        5         --          7        (75)
                                                      -------    -------    -------    -------
Net income (loss)...................................  $   683    $(1,917)   $   685    $(6,442)
                                                      =======    =======    =======    =======
Earnings (loss) per share-basic.....................  $  0.04    $ (0.11)   $  0.04    $ (0.37)
                                                      =======    =======    =======    =======
Weighted average common shares outstanding-basic....   17,570     17,434     17,514     17,366
                                                      -------    -------    -------    -------
Earnings (loss) per share-diluted...................  $  0.04    $ (0.11)   $  0.04    $ (0.37)
                                                      -------    -------    -------    -------
Weighted average common and common equivalent shares
  outstanding -- diluted............................   18,919     17,434     18,007     17,366
                                                      =======    =======    =======    =======

                            See accompanying notes.

                                 NOVADIGM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              FOR THE NINE MONTHS ENDED
                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1998           1997
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................   $    685       $ (6,442)
Adjustments to reconcile net income (loss) to net cash used
  in operating activities --
     Depreciation and amortization..........................        676            837
     Increase in accounts receivable........................     (4,932)        (2,931)
     Increase in prepaid expenses and other current
      assets................................................        (28)          (437)
     Decrease (increase) in other assets....................        118            (68)
     (Decrease) increase in accounts payable and accrued
      liabilities...........................................       (279)         1,518
     Decrease in accrued restructuring costs................         --         (1,394)
     Increase in deferred revenue...........................        161          1,127
                                                               --------       --------
          Net cash used in operating activities.............     (3,599)        (7,790)
                                                               --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................       (398)          (889)
  Purchases of held-to-maturity securities..................    (21,158)       (12,545)
  Proceeds from redemptions of held-to-maturity
     securities.............................................     24,799         17,615
                                                               --------       --------
          Net cash provided by investing activities.........      3,243          4,181
                                                               --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from the exercise of options.................       (368)           773
  Net issuance (purchase) of treasury stock.................      1,333         (1,535)
                                                               --------       --------
          Net cash provided by (used in) financing
            activities......................................        965           (762)
                                                               --------       --------
Effect of exchange rate changes on cash.....................          1              6
                                                               --------       --------
Net increase (decrease) in cash and cash equivalents........        610         (4,365)
Cash and cash equivalents at the beginning of the period....      4,431          7,984
                                                               --------       --------
Cash and cash equivalents at the end of the period..........   $  5,041       $  3,619
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

 2. EARNINGS PER SHARE

     The Company has implemented Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") as of March 31, 1998 and, in accordance with the pronouncement, has restated prior year amounts. SFAS 128 requires the presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period adjusted to reflect potentially dilutive securities. Common equivalent shares were excluded from the calculations of loss per share for the periods ending December 31, 1997 because the effect of including such shares in the computation would be anti-dilutive.

     In accordance with SFAS 128, the following table reconciles income (loss) and share amounts used to calculate basic earnings per share and diluted earnings per share.

                                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                                         DECEMBER 31,          DECEMBER 31,
                                                      ------------------    ------------------
                                                       1998       1997       1998       1997
(IN THOUSANDS, EXCEPT PER SHARE DATA)                 -------    -------    -------    -------
Numerator:
  Net income (loss).................................  $   683    $(1,917)   $   685    $(6,442)
                                                      -------    -------    -------    -------
Denominator:
  Weighted average number of common shares
     outstanding -- basic...........................   17,570     17,434     17,514     17,366
  Incremental shares from assumed conversion of
     options........................................    1,349          0        493          0
                                                      -------    -------    -------    -------
  Weighted average common and common equivalent
     shares outstanding -- diluted..................   18,919     17,434     18,007     17,366
                                                      =======    =======    =======    =======
  Earnings (loss) per share -- basic................  $  0.04    $ (0.11)   $  0.04    $ (0.37)
                                                      =======    =======    =======    =======
  Earnings (loss) per share -- diluted..............  $  0.04    $ (0.11)   $  0.04    $ (0.37)
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

     Many currently installed computer systems and software products are unable to distinguish 21st century dates from 20th century dates ("Year 2000"). The Company has on occasion warranted, and generally represents to its customers, that the newer version of its products, EDM version 4.0 and RADIA version 2.0, are free from Year 2000 defects. There can be no assurance that the Company's products are Year 2000 compliant, or that the Company's products will not be integrated with, or otherwise interact with, non-compliant software. The Company has assessed the Year 2000 compliance of its internal systems and has determined that some internal systems may not be Year 2000 compliant. Failure of such internal systems to operate properly with regard to Year 2000 and thereafter could require the Company to incur unanticipated expenses to address any problems, which could have a material adverse effect on the Company's business, operating results and financial condition. However, the Company believes the economic impact of replacing or upgrading these non-compliant internal systems to be immaterial and will replace these systems during 1999. The Company is in the process of assessing whether any of its customers, suppliers or service providers will be adversely affected by Year 2000 issues. The failure of its customers, suppliers or service providers to be Year 2000 compliant could have material adverse effects on the Company's business, financial condition and results of operations. The Company believes a Year 2000 contingency plan is not necessary.

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

     For the periods indicated, the following table sets forth the percentage of total revenue represented by the respective line items in the Company's condensed consolidated statements of operations (unaudited):

                                                             FOR THE THREE       FOR THE NINE
                                                              MONTHS ENDED       MONTHS ENDED
                                                              DECEMBER 31,       DECEMBER 31,
                                                             --------------    ----------------
                                                             1998     1997      1998      1997
                                                             -----    -----    -------    -----
REVENUES:
  Licenses.................................................   66.4%    75.4%     66.6%     66.3%
  Services.................................................   33.6     24.6      33.4      33.7
                                                             -----    -----     -----     -----
     Total revenues........................................  100.0    100.0     100.0     100.0

OPERATING EXPENSES:
  Cost of services.........................................   12.8     27.1      12.8      31.3
  Sales and marketing......................................   49.7     59.4      53.0      60.7
  Research and development.................................   14.7     24.7      16.1      31.3
  General and administrative...............................   16.4     17.9      17.0      21.9
                                                             -----    -----     -----     -----
     Total operating expenses..............................   93.6    129.1      98.9     145.2
                                                             -----    -----     -----     -----
Operating income (loss)....................................    6.4    (29.1)      1.1     (45.2)
Interest income, net.......................................    1.8      2.5       1.9       5.0
                                                             -----    -----     -----     -----
Income (loss) before provision (benefit) for income
  taxes....................................................    8.2    (26.6)      3.0     (40.2)
Provision (benefit) for income taxes.......................    0.1       --        --      (0.5)
                                                             -----    -----     -----     -----
Net income (loss)..........................................    8.1%   (26.6)%     3.0%    (39.7)%
                                                             =====    =====     =====     =====

     Total revenues for the Company's third fiscal quarter ended December 31, 1998 were $8.4 million compared to $7.2 million for the same quarter of the previous year, an increase of $1.2 million or 16%. The increase in total revenue in this year's third quarter is due primarily to higher services revenue. Total revenues for the nine-month period ended December 31, 1998 were $22.8 million compared to $16.2 million for the same nine-month period of the previous year. Total revenues increased $6.6 million or 41% comparing the nine-month period ended December 31, 1998 with the comparable period of last year due to higher license and service revenues.

     License revenues were $5.6 million or 66.4% of total revenues for the quarter ended December 31, 1998 compared to $5.4 million or 75.4% of total revenues for the same period last year. License revenues for the nine-month period ended December 31, 1998 were $15.2 million or 66.6% of total revenues compared to $10.7 million or 66.3% of total revenues for the same period last year. The increase in license revenues for the three-month and nine-month periods ended December 31, 1998 were primarily attributable to closing a greater number of contracts, particularly in North America. For the three-month and nine-month periods ended December 31, 1998, license revenues from direct channels were 80% and 53% of all license revenues, respectively. For the three-month and nine-month periods ended December 31, 1997, license revenues from direct channels were 48% and 43% of all license revenues, respectively. The increase in license revenue from direct channels in absolute dollar terms and as a percent of total license revenues in both the three-month and nine-month periods ended December 31, 1998 compared to the same periods a year ago is due primarily to the reorganization and increased investment in the direct sales organization in North America and Europe. International license revenues (license revenue from customers outside North America) for the three-month and nine-month periods ended December 31, 1998 were 26% and 50% of all license revenue, respectively. International license revenues for the three-month and nine-month periods ended December 31, 1997 were 48% and 50% of all license revenue, respectively. International license revenue declined as a percent of total license revenue in the three-month period ended December 31, 1998 compared to the same period last year due to the closing of a large contract in the United Kingdom in the prior year period. The Company expects international license revenue to grow and be a significant contributor to total license revenue, however as a percent of total license revenues, international license revenues may fluctuate from quarter to quarter. From time to time, the Company accepts guaranteed sublicense fees from distributors. Distributors pay guaranteed sublicense fees in order to have the right to sublicense the Company's products to its customers and to receive training and support services from the Company. At December 31, 1998, approximately 35% of all guaranteed sublicense fees received by the Company had not yet been relicensed by the Company's distributors to end-users.

     Service revenues were $2.8 million or 33.6% of total revenues for the quarter ended December 31, 1998 compared to $1.8 million or 24.6% of total revenues for the comparable quarter last year. Service revenues for the nine-month period ended December 31, 1998 were $7.6 million or 33.4% of total revenues compared to $5.5 million or 33.7% of total revenues for the comparable period last year. The higher service revenues for the three-month and nine-month periods ended December 31, 1998 are due primarily to higher maintenance revenues associated with a growing installed base and an increase in the amount the Company charges customers for the annual renewal of maintenance. The Company expects maintenance revenue to increase on a quarterly basis as compared to the prior year due to a growing customer base and the increase in its charge for maintenance services. Consulting services and training fee revenues are also expected to grow on a quarterly basis due to the Company's growing customer base.

     Cost of services includes the direct and indirect costs of providing training, technical support and consulting services to the Company's customers. Cost of services consists primarily of payroll, related benefits, and travel for field engineers and support personnel, other related overhead and third-party consulting fees. Cost of services were $1.1 million or 38% of service revenues for the quarter ended December 31, 1998 compared to $2.0 million or 110% of service revenues for the quarter ended December 31, 1997. Cost of services for the nine-month period ended December 31, 1998 was $2.9 million or 38% of service revenues compared to $5.1 million or 93% of service revenues for the same period last year. The lower cost of services in the three-month and nine-month periods ended December 31, 1998 compared to the same periods for the prior year, are mainly attributable to the reorganization of the technical services department after the close of fiscal 1998, which included lowering headcount, redefining service packages and reducing the use of outside consultants. The Company expects cost of services to increase moderately in future quarters.

     Sales and marketing expenses consist primarily of salaries, related benefits, commissions, travel, consultant fees, and other costs associated with the Company's sales and marketing efforts. Sales and marketing expenses for the quarter ended December 31, 1998 were $4.2 million or 49.7% of total revenues as compared to $4.3 million or 59.4% of total revenues for the same period last year. The decrease in the three-month period this year compared to the same period last year is due primarily to lower travel and entertainment expense and professional fees and an adjustment to the doubtful account reserve. Sales and marketing expenses for the nine-month period ended December 31, 1998 were $12.1 million or 53.0% of total revenues as compared to $9.8 million or 60.7% of total revenues for the same period last year. The sales and marketing expenses increased $2.3 million or 23% in the nine-month period this year compared to the same period last year primarily due to higher compensation costs resulting from higher reported revenues during the current nine-month period. The Company expects increases in sales and marketing expense in absolute dollar terms in support of the Company's revenue plan.

     Research and development expenses consist primarily of salaries, related benefits, consultant fees, and other costs associated with the Company's research and development efforts. Research and development expenses were $1.2 million or 14.7% of total revenues for the quarter ended December 31, 1998 compared to $1.8 million or 24.7% of total revenues for the same period last year. Research and development expenses for the nine-month period ended December 31, 1998 were $3.7 million or 16.1% of total revenues as compared to $5.1 million or 31.3% of total revenues for the same period last year. The lower expenses for the three-month and the nine-month periods ended December 31, 1998 is primarily due to lower staffing levels in the current year periods compared to the same periods last year, due to the completion last year of the development of version 4.0 of the Enterprise Desktop Manager and version 1.0 of Radia. The Company believes that a significant investment in research and development is essential to provide for the Company's future growth, particularly research and development relating to the Company's Internet activities. The Company anticipates that it will continue to invest resources to further enhance and develop its products and anticipates growth in research and development expense.

     General and administrative expenses consist primarily of salaries, related benefits, travel and fees for professional services such as legal, consulting and accounting. General and administrative expenses were $1.4 million or 16.4% of total revenue for the quarter ended December 31, 1998 compared to $1.3 million or 17.9% of total revenues for the same period of last year. General and administrative expenses for the nine-month period ended December 31, 1998 were $3.9 million or 17.0% of total revenue compared to $3.6 million or 21.9% of total revenues for the same period of last year. The increase in general and administrative expenses in the three-month and nine-month periods ended December 31, 1998 compared to the same periods last year is primarily due to higher compensation expense. The Company expects general and administrative expenses to increase moderately in dollar terms and to decrease as a percent of total revenue in the future quarters.

     Net interest income was $153,000 and $436,000 for the three-month and nine-month periods ended December 31, 1998, respectively, compared to $180,000 and $806,000 for the same periods of last year, respectively. Net interest income is comprised primarily of interest earned on the Company's cash equivalents and marketable securities offset by interest expense, bank fees and other charges. Net interest income decreased for the three-month and nine-month periods ended December 31, 1998 compared to the same periods in the prior year due to lower average cash and marketable securities balances in the current year.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operations for the nine-month period ended December 31, 1998 was $3.6 million compared to $7.8 million for the same nine-month period last year. The decrease in cash used in operations for the nine-month period ended December 31, 1998 is primarily due to reporting a net profit in the current year period of $0.7 million compared to a net loss in the prior year period of $6.4 million.

     As of December 31, 1998, the Company had working capital of $19.4 million including $15.9 million of cash, cash equivalents and short-term marketable securities. The Company has a revolving line of credit, which permits unsecured borrowings up to $1.0 million through August, 1999. As of December 31, 1998, there were no outstanding loans under the line of credit and the Company was in compliance with the terms of the agreement.

     Property and equipment expenditures were $398,000 and $889,000 for the nine-month periods ended December 31, 1998 and December 31, 1997, respectively. The Company had no material commitments to purchase property and equipment at December 31, 1998 and expects to purchase property and equipment throughout the remainder of the fiscal year at a rate consistent with the prior fiscal year.

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

Dated: February 12, 1999                  NOVADIGM, INC.

                                          By:      /s/ WALLACE D. RUIZ

                                            ------------------------------------
                                                      Wallace D. Ruiz
                                              Vice President & Chief Financial
                                                           Officer
                                               (principal financial and chief
                                                    accounting officer)

                                 EXHIBIT INDEX

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
27.1      Financial Data Schedule