Form 10-K405
period 1999-03-31
NOVADIGM INC
filed 1999-06-29
CIK 888358

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER: 0-26156

                                 NOVADIGM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                     22-3160347
    (STATE OR OTHER JURISDICTION OF INCORPORATION OR      (I.R.S. EMPLOYER IDENTIFICATION
                      ORGANIZATION)                                     NO.)

     ONE INTERNATIONAL BLVD., SUITE 200, MAHWAH, NJ                    07495
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  [X]Yes     [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on June 7, 1999, as reported on Nasdaq National Market was approximately $105,901,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliates status is not necessarily a conclusive determination for other purposes.

     On June 7, 1999, there were 17,933,179 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the Annual Meeting of Stockholders which is scheduled to be held September 17, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I

Item  1.  Business....................................................    3
Item  2.  Properties..................................................   12
Item  3.  Legal Proceedings...........................................   13
Item  4.  Submission of Matters to a Vote of Securities Holders.......   13

                                  PART II

Item  5.  Market for the Registrant's Common Stock and Related
          Stockholder Matters.........................................   14
Item  6.  Selected Financial Data.....................................   15
Item  7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   16
Item  8.  Financial Statements and Supplementary Data.................   25
Item  9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   25

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........   26
Item 11.  Executive Compensation......................................   26
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   26
Item 13.  Certain Relationships and Related Transactions..............   26

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form
          8-K.........................................................   27

SIGNATURES............................................................   29

POWER OF ATTORNEY.....................................................   30

     Among the marks owned by Novadigm, Inc., "Novadigm," "Novadigm Enterprise Desktop Manager" and "Radia" are registered trademarks and "Enterprise Desktop Manager," "EDM: Manager," "EDM: Administrator," "EDM: Server" and "EDM: Client" are trademarks. This filing also includes trademarks of companies other than those of Novadigm, Inc.

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

ITEM 1.  BUSINESS

     Novadigm, Inc. ("Novadigm" or the "Company") is a provider of technology solutions that efficiently and reliably deliver, update and maintain software and content across the extended enterprise. Novadigm has become an industry leader in reducing software ownership costs while at the same time reducing time-to-market for infrastructure and application deployment across any business-to-employee ("B2E"), business-to-business ("B2B") or business-to-consumer ("B2C") network -- from client/server to the Internet to public e-commerce terminals. Novadigm customers report software management savings of 80% or more and time-to-market improvement of 70% or more. Novadigm's suite of products share a common architecture and work seamlessly together as the only end-to-end solution that can reliably and scalably deploy and manage the full range of today's software and content. Novadigm's solution deploys and manages software and content as a self-installing, self-updating, self-repairing continuous flow, on a wide range of computing devices (fixed and mobile) over virtually any kind of network, from the core of the enterprise out to virtually any end-point of the extended enterprise. By managing this range of customer environments and business needs, Novadigm technology is a critical enabler of the evolving enterprise, optimizing companies' existing technology investments while facilitating their rapid migration from client/server-generation environments to the Internet generation. Novadigm's customers include Fortune 1000 companies in the financial services, insurance, transportation, telecommunications, healthcare, and utilities industries; government agencies; large independent software vendors; and information technology ("IT") service providers around the world.

     Because Novadigm's product suite is based on a common object-oriented platform and is seamlessly integrated, IT professionals can manage multiple locations and diverse environments with a single solution. Enterprise Desktop Manager(TM) ("EDM"), which is optimized for the enterprise, centrally manages the distribution, configuration, updating and maintenance of software and content across distributed PCs, servers, point-of-sale ("POS") devices and automated teller machines ("ATMs"); and the RADIA(TM) products ("Radia"), which are optimized for the Internet, provide automated updating and maintenance for subscribers' web-hosted applications and content. EDM and Radia use Novadigm's unique 'desired-state' management technology to automate the deployment and management of software and content across complex environments with reliability typically reported by customers as greater than 99%. In addition, our products use our patented component-level differencing technology as well as byte-level differencing, thereby deploying only the minimal software and content parts necessary for updates and corrections. This ensures minimal impact to networks and rapid application delivery across tens of thousands of devices.

BACKGROUND

     Novadigm's software and computer-based content deployment and management solutions serve a number of related and overlapping markets that the continuing extension of the enterprise is drawing together. These markets incorporate numerous user communities, including corporate employees, remote/mobile users, customers, partners, suppliers, and customers of public e-commerce terminals such as ATMs and POS devices.

     This collection of markets is commonly characterized as Electronic Software Distribution ("ESD"), a large and rapidly growing segment of the systems management marketplace that arose in the early 1990s. The ESD market as a whole is expected by International Data Corporation to grow from $1.47 billion in 1998 to approximately $4 billion by the year 2003. ESD is generally used to describe a broad class of software tools that attempt to meet one or more of the business requirements to deploy infrastructure, business applications and personal productivity software within the enterprise and across the Internet. In the Internet space, emerging market segments which are often categorized within ESD include Internet Application Management and the Internet Services Management ("ISM") infrastructure market.

     ESD includes a wide range of technology solutions that focus on one or more types of software or content (such as operating systems, productivity tools, business-critical software, graphical documents, etc.), one or more kinds of networks (local area networks ("LANs"), wide area networks ("WANs"), virtual area networks ("VANs"), intranets, extranets or the Internet), and one or more audiences (such as in-house knowledge workers, remote/mobile workers, Internet users, etc.). As semi-automated tools based on older technologies, most ESD products are low-powered, platform-specific, specialized for a certain type of software or user environment, limited in scalability, and typically enforce standardization at the expense of user personalization. These approaches are often labor-intensive, error-prone and non-replicable (i.e., any changes in software, user configuration or environment require a great deal of manual rework). As a result, they cannot be scaled across large implementations, cannot deliver the application deployment speed required in the current business world, exact high implementation and operational costs, and, at enterprise scale, suffer a significant failure rate -- pegged at 75% by the GartnerGroup. What characterizes these solutions and their vendors competitively is the degree of usability, flexibility, level of automation, scalability, and reliability which they provide, and the range of software and content, computing devices, and environments that they can effectively manage.

     Novadigm believes that software and content management solutions that automate the 'end-to-end' process of discovering, tracking, configuring, deploying, updating, correcting and maintaining software and content across large-scale networks both inside and outside of corporate firewalls are fundamental to the future of software. These solutions must be fast, scalable, reliable and highly adaptable to each customer's individual applications, user audiences, and existing base of computing platforms and they must support the dynamic and rapidly changing requirements of the business. One of the key changes underway in the enterprise is its transformation from a firewall-enclosed environment into an extended enterprise that is reaching out to a rapidly growing population of remote/mobile users and -- via extranets, the Internet and e-commerce technologies -- is directly linking companies with suppliers and customers, wherever they may be. Because this transformation cannot be completed suddenly, given the complexity of the technology environments of most enterprises and their heavy investments in existing technologies, Novadigm also believes that flexible software and content management solutions that can provide an evolutionary bridge from existing to emerging technologies and environments is now a critical competitive factor in today's software-intensive enterprises.

THE NOVADIGM SOLUTION

     Novadigm provides an enterprise-proven solution that can:

     - automate the deployment, updating and continuous maintenance of the full range of today's software and content, including shrink-wrapped and custom-built applications written in any language or composed of any type of distributed component, such as C++, Visual Basic, Common Object Request Broker Architecture ("CORBA"), etc., Y2K patches and virus protection files, operating systems, registry keys, icons, embedded links, digital information, graphics, and full motion video

     - across virtually any kind of enterprise network using a variety of protocols, including existing enterprise LANs, WANs, VANs, as well as intranets, extranets and the Internet, and a variety of authentication and security techniques

     - to the widest range of enterprise computing devices, including PCs, UNIX workstations, Macs, file, application and Web servers and ATMs/POS devices.

     Novadigm meets the requirements of today's extended enterprises for solutions that can manage their rapidly expanding scale, that can deliver the high level of reliability that e-commerce demands, and that can handle the heterogeneity of computing devices in use today, with flexible, scalable, highly reliable automated software and content management. Faster, more adaptable, more quickly implemented, and easier and more cost-effective to operate than conventional ESD tools and recent market entries, Novadigm's products allow IT professionals and service providers to effectively manage heterogeneous environments across any large-scale public and private network using existing service provider policies for automatically controlling the distribution and maintenance of software and content.

     The following are key attributes of Novadigm technology that distinguish it from other software management products:

          Reliable Desired-State Automation. Novadigm's pioneering 'desired-state' approach dynamically discovers the 'actual state' of each corporate user's, workgroup's, department's, or Internet-based consumer's software, configurations and content and compares this in real-time with its 'desired state.' If there is a difference between the two, Novadigm's patented differencing technology automatically determines the precise component-level changes that are required and sends only those changes to the user's computer.

          Adaptive Configuration Management. Novadigm's technology can automatically configure customized software packages and content for highly personalized user environments and install them as dictated by administrative policies or user preferences. As program versions and user environments and preferences change, the affected user's actual-state is automatically differenced and reconfigured to correspond to the desired-state of operation, thus eliminating the need for manual user or administrator involvement.

          Policy- and Subscription-Based Controls and Auditability. Novadigm's products use policy-based access models to allow IT administrators to efficiently and concisely define entitlements controlling the deployment of software to authorized users or subscribers. For example, within the enterprise, an IT administrator may implement a policy permitting access to certain financial databases only to a selected workgroup within an organization's finance department. In an e-commerce environment, subscribers would be automatically provided with software and content based on their entitlement in the customer database, without any additional activity required by an administrator. Subsequent changes to policies and entitlements cause software and content to be automatically installed, changed or de-installed for all affected users, again without any administrator intervention. This seamless integration between changing entitlements and automated fulfillment is essential to meeting the personalized needs of subscribers in large-scale enterprise and e-commerce environments.

          Scalability, Performance and Mobility. Novadigm's differencing processes calculate the precise changes needed by each device, assuring a minimum of network traffic and wait-time for bandwidth-constrained enterprise networks and remote/mobile and Internet users. Novadigm's distributed object infrastructure allows components to be "cached" at multiple locations and automatically provided to a user as needed, transparently and efficiently, using a combination of network protocols and offline media simultaneously to further optimize network performance.

          Rapid Deployment and Ease of Use. In addition to the shared architecture of Novadigm's product suite, the flexible nature of its distributed object technology, and the ease of defining desired state, Novadigm solutions include a variety of capabilities to ensure rapid deployment of complete software and content management solutions. Once installed, Novadigm's solutions can be operated by a very small group of administrators to rapidly deploy large numbers of software and content applications very quickly to tens of thousands of users. For example, customers have implemented and deployed EDM and large portfolios of applications to as many as 10,000 computers in one month.

     Novadigm believes that its technology and products establish a new standard for software and content management, and provide its customers with the most effective means for managing the next generation of B2E, B2B, and B2C applications and content, over both enterprise networks and the Internet. Novadigm's unique technology completely automates the deployment and ongoing change management requirements of distributed software and content, ensures the necessary scalability to support the high and growing numbers of servers, PCs, mobile laptops, ATMs and POS devices found in large organizations, and significantly reduces costs by eliminating manual installation and administration. These advancements result in faster deployments, lower total cost of ownership ("TCO"), and higher levels of personalization, reliability, scalability, and auditability -- key competitive factors for enterprises today and into the future.

THE NOVADIGM STRATEGY

     Novadigm's objective is to maintain and expand its position as the leading provider of desired-state software and content management solutions for the extended enterprise. Key components of the Company's strategy include:

          Maintaining Technology Leadership. Novadigm believes that its unique "desired-state" management and patented "fractional differencing" technologies together with its end-to-end integrated product set and broad platform coverage distinguish its solutions from those of other vendors. The Company will continue to develop enhancements to existing products as well as new products that are responsive to the software and content management needs of organizations extending their Internet-based B2E, B2B and B2C networks.

          Increasing Market Share Leadership. Novadigm's current customer base is comprised of 240 large enterprise customers across major industries worldwide. The Company's strategy is to continue to increase its customer base and market share in the enterprise, Internet, mobile, and ATM/POS arenas by exploiting its competitive technology strengths, expanding its sales and partnering channels in the large enterprise marketplace, and developing additional selling channels to reach beyond the large enterprise market to small and medium enterprises, software publishers and services and content providers.

          Expanding Customer Relationships. Novadigm believes that its proven value in meeting the needs of its growing customer base, together with the broad range of software and content management capabilities in its integrated product line, positions it to be a provider of strategic enabling solutions to its customers as they extend their enterprise infrastructures to include Internet-based applications and services. Novadigm's strategy is to expand its relationships and licenses with existing customers by providing "plug-in" solutions which facilitate their rapid deployment of new Internet infrastructures and applications.

TECHNOLOGY

     Novadigm's products share a common object-oriented architecture and 'desired-state' automation approach, implemented within a distributed management "engine" that automatically determines which software and content components are required for each individual user at the time of a configuration update. A key capability of this object-oriented architecture is that it can be easily extended by Novadigm, its customers, and partners, without programming, to manage any customer-defined or industry-standard software component (including C, C++, Visual Basic, Java, ActiveX, CORBA, Component object model, and JavaScript) or content format (such as registry directory, Hypertext mark-up language, Extensible mark-up language, multi-media, full motion video and animation). The benefit of this approach is that it enables Novadigm and its customers to quickly deploy emerging technologies and manage rapidly proliferating kinds of software across diverse and evolving platforms.

          Environment Discovery Process. A facility that dynamically audits managed computer environments on an on-demand or scheduled basis, creating inventory summaries of hardware and software contents for individual subscribers, workgroups, or departments.

          Policy/Entitlement Authentication/Authorization. A facility that dynamically authenticates a subscriber and determines the subscriber's entitlement to applications or services by one or more of a wide variety of characteristics such as userid, job function, department, geographic location, hardware configuration, subscription registration or customer database.

          Application Component Configuration. A facility that dynamically determines the current versions of application software or content components appropriate for each managed computer environment.

     Using this 'desired-state' engine, Novadigm's products can rapidly and precisely compute and compare the discovered actual state of each of these three dimensions with the personalized desired state of the managed computer's software and content. The resulting differences indicate without manual intervention what updates or changes are required, allowing components to be deployed and updated significantly faster, more efficiently, and with higher levels of reliability, adaptability and scalability than conventional non-desired-state ESD products. The engine itself is integrated within the entire Novadigm product suite as a shared set of "foundation" components which are installed in varying combinations in customer networks. These components consist of:

          Management Servers: Server-based components containing a distributed multi-domain object repository that synchronizes distributed objects -- application components, computer configurations, policy relationships -- across the network. This repository is configured with a variety of automated and graphical tools to include the packages, policies and configuration requirements necessary to automatically manage the transfer of objects to and from other Novadigm-managed servers and client computers. Multiple management servers may be deployed in "n-tier" configurations across enterprise and Internet networks as desired to support large numbers of users and large volumes of software and content, to optimize limited network connections, and to allow for distributed administration.

          Managed Clients: Lightweight components resident on managed computers that communicate with Novadigm's management servers to identify, obtain, install, repair and delete software or content. Operating as an extension of standard PC or Internet operating environments, the managed client automatically discovers current managed computer contents and synchronizes application versions with new or updated configurations residing on the management server.

          Administrators: Components resident on the administrator's desktop used to manage the object-repository and the engine. The administrator component contains a variety of graphical tools and utility programs used by customer administrators and technical staff to publish software and content components, specify policies and entitlements for users, and control the overall operation of the management servers and managed client components.

     These foundation components can be distributed across a variety of computing platforms:

COMPONENT                                      PLATFORMS
---------            --------------------------------------------------------------
Management Servers   Windows NT, AIX, HP-UX, MVS, SUN, Novell, OS/2
Managed Clients      Windows (3.1, 95, 98), Windows NT, OS/2, AIX, HP-UX, SUN,
                     Novell, Macintosh, NCR/GIS

        Communication between components is supported through a variety of protocols, including TCP/IP, SNA, IPX, and NetBIOS.

     A unique capability of Novadigm's object-oriented architecture is that it allows customers, systems integrators, outsourcers and application vendors to integrate their own custom development, systems management and desktop management tools into the Novadigm foundation infrastructure through the use of "Adapters" without requiring special application programming interfaces ("APIs") or third party vendor coding. Novadigm currently provides a variety of Adapters including:

          Network/Systems Management Frameworks. Novadigm's software and content management capabilities are integrated directly with the event, security and performance management environments of International Business Machines Corporation ("IBM")/Tivoli Systems Inc.'s ("Tivoli") TME10, Computer Associates International, Inc.'s ("Computer Associates") Unicenter, and Hewlett-Packard Company's ("Hewlett-Packard") OpenView.

          Security and Policy/Entitlement. Novadigm's policy management environment integrates with lightweight directory access protocol ("LDAP")-based directory servers, such as Microsoft Corporation's ("Microsoft") Active Directory, Novell Inc.'s ("Novell") NDS and other vendor LDAP servers, as well as with Microsoft's NT Domain Manager, IBM's RACF, Computer Associates ACF2 and Top Secret, and Oracle Corporation, ("Oracle"), Sybase, Inc. ("Sybase") and Microsoft SQL-based databases, to enable single source points of control for user authentication, access policies and subscriber entitlement.

          Problem/Help Desk Management. Novadigm's dynamic desktop configuration management facilities are integrated with problem management environments such as Remedy Corporation's AR system to integrate problem tracking and inventory discovery data.

          Custom-Built Application Management. Configuration management models for custom software developed in-house using Rational Software Corporation's PureAtria's ClearCase and Merant, Inc.'s PVCS are integrated directly into the distribution process, enabling changes in all phases of application development to be synchronized with deployment across pilot groups and throughout the entire enterprise once development is complete.

PRODUCTS

     All Novadigm products are installed within customer environments upon the shared technology foundation. This facilitates seamless integration among individual products, sharing and reuse of software, content and policy/entitlement definitions among different audiences, and minimized use of machine, network and staff resources required to manage complex extended enterprise implementations. Novadigm products built upon the common foundation consist of:

          Enterprise Desktop Manager -- An "administrator managed" solution which enables IT organizations to centrally manage infrastructure, productivity and application software and content within enterprise WAN and LAN networks and across dialup/remote connections.

          Radia Application Manager -- A "provider managed" solution enabling enterprise and Internet application providers to deploy self-managing software to subscribers (employees, affiliates, partners and customers) over intranets, extranets and the Internet without subscriber or administrator involvement. Providers can select, install/deinstall and update their software and content automatically on a scheduled or just-in-time basis transparently to subscribers.

          Radia Software Manager -- A "subscriber managed" solution enabling self-service software and content management for knowledge workers within the extended enterprise, as well as to subscribers selecting software and content from Internet-based providers. Subscribers can select, install/deinstall and update their own elective software and content automatically or on-demand without provider involvement.

     Novadigm has announced its intention to deliver additional Radia products. The Company expects to release the Radia products, which are currently in various stages of customer testing, in the near future.

     Novadigm's future success will depend in large part on the Company's ability to develop and introduce new products that keep pace with technological developments, achieve market acceptance and respond to customer requirements that are constantly evolving. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness and could materially and adversely affect the Company's operating results. There can be no assurance that any of the new products the Company plans to introduce will in fact be completed, or completed on time, or ultimately brought to market, or if brought to market, gain market acceptance.

CUSTOMERS AND APPLICATIONS

     Novadigm's principal customers include medium to large enterprises with widely deployed and heterogeneous B2E, B2B and B2C networks. As of March 31, 1999, Novadigm's products had been licensed directly by the Company or through distributors to 240 customers worldwide.

     Novadigm supports the software management requirements of a wide range of industries, including banking, consumer products and services, financial services, government, insurance, Internet services, manufacturing, retail, technology, telecommunications, transportation, and utilities. Customers include AT&T Corp., Banca Commerciale Italiana, BMC Software, Inc., British Telecommunications plc, Electronic Data Systems, Limited, FMR Corp. (Fidelity Investments), Florists' Transworld Delivery, Inc. ("FTD"), The Gap, Inc., the Inland Revenue Service, J. Sainsbury PLC, KeySpan Corporation, Lockheed Martin Corporation, J.C. Bradford and Company, Metropolitan Life Insurance Company, NBA Properties, Inc. (the National Basketball Association), Northwest Airlines Corporation, The Prudential Insurance Company of America, Sony Corporation, Sybase, Telstra Corporation and Wells Fargo & Company.

     Novadigm's products manage a broad range of software and content for its customers, including business critical applications such as enterprise resource planning (ERP) software from SAP AG, The Baan Company, Oracle, and PeopleSoft, Inc. and sales force automation software from companies such as Siebel Systems, Inc.; content found on new e-commerce terminals such as ATMs and POS devices including full motion video and animation; personal productivity tools, browsers, virus checkers and utilities such as those from Microsoft, Netscape Communications Corp., Lotus Development Corporation, Network Associates, Inc. ("Network Associates") and Symantec Corporation; and just-in-time applications including applets, supply chain systems, and e-commerce sales interfaces for Web-based consumers. The Company's customers also use Novadigm's products to upgrade operating systems and/or migrate to new operating systems, as well as to deploy patches to help ensure existing software is Y2K-compliant or virus inoculated.

     During fiscal 1999, the Company had two customers which each accounted for over ten percent of the total revenues. Amdahl Corporation ("Amdahl"), an original equipment manufacturer ("OEM") and distributor of the Company's products (see "Sales and Marketing"), accounted for approximately 17% of total revenues for fiscal 1999 and Esoft, Ltd. ("Esoft"), a reseller, systems integrator and services provider in the United Kingdom ("UK"), accounted for approximately 12% of total revenues for fiscal 1999.

SALES AND MARKETING

     Novadigm markets its software and services through its direct sales force and indirect channels comprised of OEMs, value added resellers ("VARs"), systems integrators, outsourcers and distributors, in North America, Europe, the Pacific Rim, South America, Middle East and Africa. Novadigm's North American and international sales activities, other than in Europe, the Middle East and Africa ("EMEA"), are managed from the Company's offices in Emeryville, California, Mahwah, New Jersey, and Chicago, Illinois; and sales activities for EMEA are managed from the Company's centers in Paris, France, Odiham, UK, and Hamburg and Munich, Germany. For fiscal 1999, revenues from direct and indirect sales accounted for 61% and 39%, respectively, of total revenues, and revenues from domestic and international sales accounted for 53% and 47%, respectively, of total revenues.

     Novadigm's direct sales activities have emphasized improvements in identifying and generating qualified prospective customer leads at the beginning phase of the sales cycle through concentrating on direct mail and teleprospecting activities. The leads generated from the telemarketing process are given to the Company's sales organization, which is divided into specialized teams of pre-sales specialists, account managers and post-sales service consultants that work together to provide an integrated selling approach to the customer. The Company's indirect channels are based on business arrangements with OEMs, VARs, systems integrators, outsourcers and distributors which are selected and trained by the Company to provide marketing, sales, post-sale support and services for the Company's products. These business arrangements are also useful to the Company in identifying product enhancements and developments that are responsive to customer and market requirements. The Company believes that it has been successful in minimizing marketing conflicts between its direct and indirect sales channels.

     Novadigm participates in the beta programs and partnering programs of the industry's market leaders, including Microsoft, Compaq Computer Corporation and Siebel Systems, Inc. With its relationship with Beyond.com Corporation, the Company is developing additional selling channels to reach beyond the large enterprise market to small and medium enterprises. Novadigm intends to continue to expand these technology, marketing and selling relationships.

     In June 1995, the Company entered into a seven-year, non-exclusive OEM and distribution agreement with Amdahl. Under the agreement, Amdahl may sublicense EDM throughout the world as part of its bundled solution and sublicense EDM stand-alone to a limited worldwide market. Novadigm agreed to provide limited technical support and training. The agreement required Amdahl to pay the Company a minimum royalty of $8 million in fiscal 1996; and $4 million in each of fiscal 1997 and fiscal 1998. The agreement was amended in March 1997, instead requiring Amdahl to pay $2 million in minimum royalties in each of fiscal 1997 and fiscal 1998; and minimum royalties of $3 million in each of fiscal 1999 and fiscal 2000. In the event of a change of control of the Company, the amended agreement allows Amdahl the right to terminate the agreement and recover unused guaranteed sublicense fees at the time of termination to the extent they were also outstanding on March 31, 1997. Amdahl renewed the agreement for fiscal 2000. There can be no assurance that Amdahl will extend this agreement in subsequent years.

     Novadigm to date has concentrated on establishing a market for its products in North America, Europe, Japan, South Africa, South America, Australia, Israel, Scandinavia, and Korea. Novadigm's marketing activities are designed to generate qualified leads and to supply sales channels with positioning, presentation materials, and product collateral to help generate and develop qualified customer prospects. Lead generation activities include seminars, trade shows, direct mailings, advertising and public relations activities.

CUSTOMER SERVICE AND SUPPORT

     To facilitate implementation and integration of its products, Novadigm offers a range of support programs and services that complement its software and content management products.

     Novadigm provides all customers with telephone hotline, fax and e-mail access to its technical support staff, with additional support provided by the Company's OEMs, VARs, systems integrators, outsourcers, and distributors. Novadigm's technical support staff not only provides assistance in diagnosing problems, but works closely with customers to address systems implementation and integration issues and assists in increasing the efficiency of their enterprise systems. Novadigm also maintains a comprehensive solution-based web site of technical information on EDM and Radia. In addition, through the web site, Novadigm customers have the ability to download maintenance updates, submit problem reports and enhancements, and participate in a user discussion forum.

     Novadigm offers regional and on-site training programs covering object technologies and product implementation strategies to its customers, OEMs, VARs, systems integrators, outsourcers and distributors.

     Novadigm's professional services organization and a growing number of service providers are available to consult with customers on project planning and systems implementation and integration. Revenues from maintenance and services accounted for 35% of fiscal 1999 total revenues.

PRODUCT DEVELOPMENT

     Since its inception, Novadigm has focused on, and made substantial investments in, product development. In fiscal 1999, Novadigm's total research and development expenses were approximately $4.9 million. To date, Novadigm has not capitalized any software development costs.

     Novadigm anticipates that it will continue to commit substantial resources to research and development, believing that its future success depends in large part on its ability to maintain and enhance the functionality of its current line of products and to develop and introduce new products that keep pace with technological developments, achieve market acceptance and respond to an ever-expanding range of customer requirements. The Company intends to enhance its existing product offerings and to introduce new products for the enterprise software and content management market. The Company's new product development effort is focused on products which address the unique requirements of the extended enterprise. In developing these new products and product enhancements, the Company makes extensive use of its own development tools and object-oriented technology. Although Novadigm expects to develop certain of its new products and product enhancements internally, the Company may acquire technology and/or products from third parties or consultants when considerations of time or cost dictate.

     If the next release of EDM, or any of the Radia products, or any potential new products and enhancements do not achieve market acceptance, or if for technological or other reasons the Company is unable to develop, introduce and sell its products in a timely manner, the Company's business, financial condition and results of operations will be materially and adversely affected.

COMPETITION

     Competition in the software and content management market is diverse and rapidly changing. While a variety of vendors have offered some form of ESD, ISM or similar solutions with their offerings, the closest competitors of the Company today fall into three categories:

          Network/Systems Management Framework Vendors. These competitors include IBM/Tivoli and Computer Associates who offer conventional ESD tools as part of their enterprise frameworks.

          LAN/Desktop Management Suite Vendors. These competitors include vendors such as Microsoft, Intel Corporation and Network Associates, who offer workgroup-based conventional ESD tools as part of a LAN administration package.

          Internet ESD Vendors. These competitors (also known as ISM providers) include companies such as Marimba, Inc., and BackWeb Technologies Ltd. originally "push" technology companies that have redefined themselves to take advantage of the Internet services market.

          Mobile Management Suite Vendors. These competitors include Sterling Commerce, Inc.

     Novadigm believes that it competes effectively with all of these vendors in its target market on the basis of its broader product line for software and content management, patented fractional differencing technology, desired-state technological innovation, unique adaptive configuration functionality, higher product implementation success rates, and extensive customer support. Novadigm differentiates its products in the market based on results that have proven its products are capable of distributing and managing software and content faster, across larger and more diverse environments, with higher reliability and greater adaptability.

     However, there can be no assurance that the Company will be able to continue to compete effectively in the software management market or that its profitability or financial performance will not be adversely affected by increased competition. Many of Novadigm's competitors have longer operating histories, and many have significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger customer installed bases. Moreover, there can be no assurance that either existing or new competitors will not develop products that are superior to the company's products or other technologies offering significant advantages over the Company's technology, which could have a material adverse effect on the Company's business, financial condition and results of operations.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     In December 1996, Novadigm was issued a patent from the U.S. Patent Office for key components of its 'desired-state' management process used in the Company's software and content management products. There can be no assurance that the Company will develop additional proprietary technologies that are patentable, that any issued patent will provide the Company with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. Moreover, there can be no assurance that protective measures taken by the Company will prevent misappropriation of its proprietary technology, and such measures may not preclude competitors from developing products with features similar to those of the Company's products. Furthermore, effective copyright and trade secret protection may be limited or unavailable under the laws of certain foreign jurisdictions. The Company also relies on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, contractual provisions and technical measures to protect its proprietary rights in its products.

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

EMPLOYEES

     As of March 31, 1999, Novadigm had a total of 159 full-time employees, including 20 in customer support and services, 41 in product development, 72 in sales and marketing, 26 in general and administration. A total of 129 employees are based in the United States and 30 employees are based in Europe. None of the Company's employees are represented by a labor union. The Company has not experienced work stoppages and considers its relations with its employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Novadigm's executive officers are as follows:

            NAME               AGE                         POSITION                         OFFICER SINCE
            ----               ---                         --------                         -------------
Albion J. Fitzgerald.........  51    Chairman of the Board and Chief Executive Officer          1992
Michael R. Carabetta.........  50    President and Chief Operating Officer                      1998
Robert B. Anderson...........  44    Executive Vice President, Secretary and Director           1992
Joseph J. Fitzgerald.........  37    Vice President, Development                                1992
Wallace D. Ruiz..............  48    Vice President, Treasurer and Chief Financial Officer      1995

     Albion J. Fitzgerald co-founded Novadigm in February 1992, serving as Chairman since that time, and currently as Chief Executive Officer. Mr. Fitzgerald has previously served as Chief Technology Officer and President. In May 1990, Mr. Fitzgerald founded Fitzgerald Associates, Novadigm's predecessor, and served as the chief architect in the development of the desired-state management and fractional differencing technologies that are the basis of both EDM and Radia.

     Michael R. Carabetta joined Novadigm in February 1998 as President and Chief Operating Officer. From 1994 until joining Novadigm, Mr. Carabetta was Vice President and General Manager of the Amdahl Corporation. He was responsible for Amdahl's Open Enterprise Systems division and later responsible for the A+ software and services business unit. From 1983 to 1994, Mr. Carabetta was with Digital Equipment Corporation, serving first as Product Line Manager and later as Vice President, Financial & Cross Industry Applications.

     Robert B. Anderson joined Novadigm in June 1992 as Vice President, Chief Financial Officer, Secretary and as a director. He currently serves as Executive Vice President, Secretary and as a director.

     Joseph J. Fitzgerald co-founded Novadigm in February 1992. Since that time he has served as Director of Development, and as of June 1996, Vice President of Development. Mr. Fitzgerald is the brother of Albion Fitzgerald.

     Wallace D. Ruiz joined Novadigm in May 1995 as Vice President, Treasurer and Chief Financial Officer. From September 1993 until joining Novadigm, he was Vice President, Treasurer and Chief Financial Officer of Unisa Holdings, Inc., a designer, marketer, and retailer of women's fashion footwear. Mr. Ruiz is a certified public accountant. Mr. Ruiz is the brother-in-law of Albion Fitzgerald.

ITEM 2. PROPERTIES

     Novadigm's headquarters are located in Mahwah, New Jersey. Novadigm conducts its operations in North America principally out of leased facilities in Mahwah; Chicago; and Emeryville, California; and in Western Europe out of its facilities in Paris, France. The Company occupies approximately 30,223 square feet at its Mahwah facilities, which are used principally for product development, east coast sales, marketing and support, and general administration; and approximately 3,463 square feet at its California facilities, which are used principally for west coast sales, marketing and support. Novadigm's facilities in France are comprised of approximately 8,729 square feet and are used to support the Company's European operations. Novadigm also has sales and support offices in Odiham, UK; and Munich and Hamburg, Germany. The Company believes that its current facilities are adequate for its needs and will be adequate to meet its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     On March 3, 1997, Novadigm sued Marimba, Inc. for infringement of the Company's U.S. Patent No. 5,581,764 (the "764 Patent") in the U.S. District Court for the Northern District of California. Novadigm alleges that Marimba's Castanet Software product infringes the "764 Patent." On May 2, 1997, Marimba filed an answer to Novadigm's complaint and a counterclaim, denying the Company's allegations and seeking a declaration that the "764 Patent" is invalid, not infringed, and unenforceable. Discovery in the case is nearing completion. Both parties have filed summary judgment motions, which are expected to be heard by the court in June, 1999. If the summary judgement motions do not dispose of the case, trial is presently scheduled for September 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's stock has been traded on the Nasdaq National Market since the Company's initial public offering on July 13, 1995 under the Nasdaq symbol NVDM. The following table sets forth, for the periods indicated, the high and low sales prices for the Company's common stock as reported by Nasdaq:

                                                              HIGH          LOW
                                                              ----          ---
FISCAL YEAR ENDED MARCH 31, 1998
First Quarter...............................................  $ 5 1/2       $ 3 1/8
Second Quarter..............................................  $ 7 7/16      $ 3 5/16
Third Quarter...............................................  $ 7           $ 3 11/16
Fourth Quarter..............................................  $ 4 5/8       $ 3 5/16

FISCAL YEAR ENDED MARCH 31, 1999
First Quarter...............................................  $ 4 7/16      $ 3 1/8
Second Quarter..............................................  $ 4 9/16      $ 3 1/16
Third Quarter...............................................  $10           $ 3 13/16
Fourth Quarter..............................................  $11 15/16     $ 6 1/2

     As of June 7, 1999, there were approximately 110 holders of record of the Company's common stock.

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

                                 NOVADIGM, INC.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   YEAR ENDED MARCH 31,
                                                  ------------------------------------------------------
                                                    1995       1996        1997        1998       1999
                                                  --------    -------    --------    --------    -------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues
  Licenses......................................  $  8,488    $18,775    $ 12,117    $ 15,728    $20,743
  Maintenance and services......................       840      6,241      10,261       7,667     11,319
                                                  --------    -------    --------    --------    -------
          Total revenues........................     9,328     25,016      22,378      23,395     32,062
                                                  --------    -------    --------    --------    -------
Operating Expenses:
  Cost of maintenance and services..............       344      2,630       6,275       6,971      4,352
  Sales and marketing...........................     5,706     10,961      17,123      14,680     16,274
  Research and development......................     3,338      4,426       6,212       6,843      4,936
  General and administrative....................     1,392      3,230       4,979       4,964      5,383
  Compensation charge related to
     escrow shares(1)...........................    18,900         --          --          --         --
  Restructuring charge(2).......................        --         --       1,829          --         --
                                                  --------    -------    --------    --------    -------
          Total operating expenses..............    29,680     21,247      36,418      33,458     30,945
                                                  --------    -------    --------    --------    -------
Operating income (loss).........................   (20,352)     3,769     (14,040)    (10,063)     1,117
Interest income and other, net..................       122      1,428       1,597         978        665
                                                  --------    -------    --------    --------    -------
Income (loss) before provision (benefit) for
  income taxes..................................   (20,230)     5,197     (12,443)     (9,085)     1,782
Provision (benefit) for income taxes............        --        160          59         (68)        25
                                                  --------    -------    --------    --------    -------
Net income (loss)...............................  $(20,230)   $ 5,037    $(12,502)   $ (9,017)   $ 1,757
                                                  ========    =======    ========    ========    =======
Earnings (loss) per share-basic.................  $  (1.40)   $  0.30    $  (0.72)   $  (0.52)   $  0.10
                                                  ========    =======    ========    ========    =======
Weighted average common shares
  outstanding -- basic..........................    14,424     16,566      17,409      17,392     17,580
                                                  ========    =======    ========    ========    =======
Earnings (loss) per share -- diluted............  $  (1.40)   $  0.28    $  (0.72)   $  (0.52)   $  0.10
                                                  ========    =======    ========    ========    =======
Weighted average common and common
  equivalents shares outstanding -- diluted.....    14,424     17,928      17,409      17,392     18,384
                                                  ========    =======    ========    ========    =======

                                                                     AS OF MARCH 31,
                                                  ------------------------------------------------------
                                                    1995       1996        1997        1998       1999
                                                  --------    -------    --------    --------    -------
CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents.....................  $  1,012    $13,361    $  7,984    $  4,431    $ 8,124
  Working capital...............................     3,879     29,831      24,983      17,326     20,994
  Total assets..................................     6,560     50,132      36,342      28,876     33,376
  Deferred revenue..............................       871      4,509         946       2,518      3,873
  Stockholders' equity..........................     4,066     42,522      29,800      20,044     23,263

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

(2) See Note 10 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. Such forward-looking statements include, but are not limited to the last sentences of the first paragraph under "Revenue," the last sentences of "Cost of maintenance and services," "Sales and marketing," "Research and development" and "General and administrative," the statements under "Year 2000 compliance" and the last paragraph under "Liquidity and capital resources." These forward-looking statements are subject to certain risks and uncertainties, including those discussed under "Business Risks" below, that could cause actual results to differ materially from historical or anticipated results.

OVERVIEW

     The Company designs, markets and supports technology solutions that efficiently and reliably deliver, update and maintain software and content across the extended enterprise. The Company's principal customers include medium to large organizations with widely deployed and heterogeneous B2E, B2B and B2C networks. The Company was incorporated in February 1992. Through September 1993, the Company's primary efforts were devoted to product development. In October 1993, Version 1.0 of EDM was released for general availability. Since its first release, the Company has continued to develop EDM by adding new features, applications and platforms. Version 2.0 of EDM was released in February 1994, Version 3.0 in June 1995, and Version 4.0 was released in October 1997. In November 1997, the Company released Radia Software Manager, an Internet-based software and content management solution and in November 1998, the Company announced the general availability of Radia Version 2.0 as well as the Radia Application Manager.

     The Company generates license revenues from licensing the rights to use its software products to end users and sublicense fees from resellers, including certain guaranteed sublicense fees. The Company also generates maintenance and service revenues from providing renewable support and software update rights services (maintenance) and from consulting and training activities performed for license customers.

     Revenues from perpetual software license agreements are recognized as revenue upon shipment of the software if there are no significant post-delivery obligations, payment is due within one year and collectibility is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. The Company enters into reseller arrangements that typically provide for sublicense fees payable to the Company based on a percent of the Company's list price. Reseller arrangements may include non-refundable payments in the form of guaranteed sublicense fees. Guaranteed sublicense fees from resellers are recognized as revenue upon shipment of the master copy of all software to which the guaranteed sublicense fees relate if there are no significant post-delivery obligations, the reseller is creditworthy and if the terms of the agreement are such that the payment obligation is not subject to price adjustment, is non-cancelable and non-refundable and due within 90 days. These guaranteed sublicense fees are applied against sublicense fees reported by the reseller in relicensing the Company's products to end-users. The Company recognized approximately $5.4 million in guaranteed sublicense fees under all such agreements in fiscal 1999, approximately $0.4 million in fiscal 1998, and approximately $3.9 million in fiscal 1997. At March 31, 1999, approximately 63% of all such guaranteed sublicense fees had been relicensed by the Company's resellers to end-users.

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

                                                                 YEARS ENDED MARCH 31,
                                                              ---------------------------
                                                              1997       1998       1999
                                                              -----      -----      -----
REVENUES:
  Licenses..................................................   54.1%      67.2%      64.7%
  Maintenance and services..................................   45.9       32.8       35.3
                                                              -----      -----      -----
          Total revenues....................................  100.0      100.0      100.0
                                                              -----      -----      -----
OPERATING EXPENSES:
  Cost of maintenance and services..........................   28.0       29.8       13.6
  Sales and marketing.......................................   76.5       62.7       50.7
  Research and development..................................   27.8       29.3       15.4
  General and administrative................................   22.2       21.2       16.8
  Restructuring charge......................................    8.2         --         --
                                                              -----      -----      -----
          Total operating expenses..........................  162.7      143.0       96.5
                                                              -----      -----      -----
Operating income (loss).....................................  (62.7)     (43.0)       3.5
                                                              -----      -----      -----
Interest income and other, net..............................    7.1        4.2        2.1
                                                              -----      -----      -----
Income (loss) before provision (benefit) for income taxes...  (55.6)     (38.8)       5.6
Provision (benefit) for income taxes........................    0.3       (0.3)       0.1
                                                              -----      -----      -----
Net income (loss)...........................................  (55.9)%    (38.5)%      5.5%
                                                              =====      =====      =====

REVENUES

     The Company generates revenues principally from licensing the rights to use its software products to end-users and from sublicense fees reported to the Company by resellers, including certain guaranteed sublicense fees. The Company also generates maintenance and service revenues from providing renewable support and software update rights services and from consulting and training activities performed for license customers. Maintenance and service revenues accounted for 45.9% of total revenues in 1997, 32.8% in 1998, and 35.3% in 1999, respectively. Though the Company expects maintenance and service revenues to increase in terms of absolute dollars in 2000 as compared to 1999, the Company expects maintenance and service revenues as a percentage of total revenues to decline in 2000 as a result of its emphasis on licensing activities.

     Total revenues were $22.4 million, $23.4 million, and $32.1 million in 1997, 1998, and 1999, respectively. Total revenues increased 4.5% in 1998 over 1997 and increased 37.0% in 1999 over 1998.

     License revenues were $12.1 million, $15.7 million, and $20.7 million in 1997, 1998 and 1999, respectively. License revenues increased 29.8% in 1998 over 1997 and increased 31.8% in 1999 over 1998. License revenues increased in both 1998 and 1999 over the previous years, respectively, due to improving market acceptance of the Company's products as a result of the release of new versions of EDM and Radia; the expansion of the direct sales force in North America and Europe; the reacquisition of distribution rights in the United Kingdom in 1997; the opening of a sales and support office in Germany in 1998; the expansion of the Company's international distributor channel to 13 countries; the establishment of numerous large enterprise reference accounts; and exploiting ATM, POS and mobile computing markets.

     Maintenance and service revenues were $10.3 million, $7.7 million, and $11.3 million in 1997, 1998 and 1999, respectively. Maintenance and service revenues declined 25.3% in 1998 compared to 1997 and increased 46.7% in 1999 over 1998. The decline in maintenance and service revenues in 1998 as compared to 1997 was primarily due to the expiration of the Company's agreement with IBM in March 1997 which provided

$5.1 million in service revenues in 1997. The increase in maintenance and service revenues in 1999 over 1998 was due primarily to a 68.6% increase in maintenance revenues associated with licensing with 66 new customers in 1999 and due to an increase in the Company's maintenance prices during 1999. Consulting and training revenues increased 13.4% in 1999 over 1998 due to providing implementation and training services to new license customers.

     During 1999, two customers, Amdahl and Esoft accounted for approximately 17% and 12% of total revenues, respectively. During 1998, two customers, Amdahl and EDS, accounted for approximately 31% and 10% of total revenues, respectively. During 1997, two customers, IBM and Amdahl, accounted for approximately 23% and 16% of total revenues, respectively.

     The Company typically ships its products following a fully executed license agreement, and acceptance of a purchase order, and, as a result, has little or no backlog.

OPERATING EXPENSES

     Cost of maintenance and services includes the direct costs of customer support and update rights, and the direct and indirect costs of providing training, technical support and consulting services to the Company's customers. Cost of maintenance and services consists primarily of payroll and benefits for field engineers and support personnel, travel and lodging expenses, third party consulting fees, and other related overhead. Cost of maintenance and services was $6.3 million, $7.0 million, and $4.4 million in 1997, 1998 and 1999, respectively. The cost of maintenance and services increased 11.1% in 1998 over 1997 and decreased 37.6% in 1999 as compared to 1998. The reason for the increase in 1998 over 1997 was due to higher staffing levels and an increased use of outside consultants. In March 1998, the Company reorganized the technical services department, reducing the personnel and the use of outside consultants. The Company expects the cost of maintenance and services to increase in 2000 both as a percentage of service revenues and in absolute dollars.

     Sales and marketing expenses consist primarily of salaries, related benefits, commissions, travel and other costs associated with the Company's sales and marketing efforts. Sales and marketing expenses were $17.1 million, $14.7 million, and $16.3 million in 1997, 1998 and 1999, respectively. Sales and marketing expenses declined 14.3% in 1998 as compared to 1997 and increased 10.9% in 1999 over 1998. The decrease in 1998 from 1997 was primarily the result of the restructuring program initiated in March 1997, which among other things included the closing of sales, support and marketing offices, revamping marketing programs and the reorganization of sales and marketing organizations. The increase in sales and marketing expenses in 1999 over 1998 was primarily due to the expansion of the European direct sales force as well as higher commission expense associated with the recording of higher revenue. The Company expects sales and marketing expenses to increase in 2000 compared to 1999 due to the sales programs put into place in 1999.

     Research and development expenses consist primarily of salaries, related benefits, consultant fees and other costs associated with the Company's research and development efforts. Research and development expenses were $6.2 million, $6.8 million, and $4.9 million in 1997, 1998 and 1999, respectively. Research and development expenses increased 10.2% in 1998 over 1997 and decreased 27.9% in 1999 as compared to 1998. The dollar increase in 1998 was due primarily to salary increases and the contracting of consultants to assist with the introduction and release of EDM version 4.0 and Radia. The decrease in research and development in 1999 as compared to 1998 was due primarily to a significant reduction in the use of outside consultants contracted in 1998 to assist in the development of EDM version 4.0 and Radia. The Company believes that a significant investment in research and development activities is essential to provide for the Company's future growth, particularly research and development relating to the Company's Internet activities. The Company anticipates that it will continue to invest resources to further enhance and develop its products, and anticipates growth in research and development expense in 2000.

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

     General and administrative expenses consist primarily of salaries, related benefits, travel and fees for professional services such as consulting, legal, accounting and recruiting fees. General and administrative expenses were $5.0 million, $5.0 million, and $5.4 million in 1997, 1998 and 1999, respectively. General and administrative expenses remained unchanged in 1998 as compared to 1997 and increased 8.4% in 1999 over 1998. The increase in 1999 over 1998 is due primarily to higher compensation costs due to expanding Company's management and to higher legal fees associated with a patent infringement suit alleged by the Company. See Item 3. Legal Proceedings. The Company expects general and administrative expenses to increase in 2000.

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

INTEREST INCOME AND OTHER, NET.

     Interest income and other, net is comprised primarily of interest income earned on the Company's cash, cash equivalents and investments. Interest income was $1.6 million, $1.0 million, and $0.7 million in 1997, 1998 and 1999, respectively. Interest income and other, net declined 38.8% in 1998 as compared to 1997 and declined 32.0% in 1999 as compared to 1998. The decline of interest income and other, net in both 1998 and 1999 as compared to the previous year, respectively, is due primarily to lower average balances of cash and marketable securities in both years compared to the prior year average balances.

INCOME TAXES.

     The Company recorded a provision for income taxes of approximately $59 thousand in 1997 primarily for federal and state alternative minimum taxes; an income tax benefit of $68 thousand in 1998 for state tax refunds; and a provision for income taxes of approximately $25 thousand in 1999 for federal and state alternative minimum taxes. As of March 31, 1999, the Company had net deferred tax assets of approximately $8.1 million. The Company has provided a full valuation allowance due to the uncertainty surrounding the timing of the realization of the net deferred tax assets. As of March 31, 1999, the Company had federal net operating loss carryforwards of approximately $15.4 million, which expire in various periods through 2013. The Company's ability to utilize the net operating loss carryforwards in future years may be limited in some circumstances, including significant changes in ownership interests, due to certain provisions of the Internal Revenue Code of 1986.

YEAR 2000 COMPLIANCE

     The Year 2000 computer issue creates risks for the Company. If internal systems do no correctly recognize and process data information beyond the Year 1999, there could be an adverse impact on the company's operations. There are two other related issues which could also lead to incorrect calculations or failures: (1) some systems' programming assigns special meaning to certain dates, such as 9/9/99, and (2) the Year 2000 is a leap year. As used in this section, "Year 2000 capable" means that when used properly and in conformity with the product information provided by the company, and when used with Year 2000 capable computer systems, the product will accurately store, display, process, provide, and/or receive data from, into, and between the twentieth and twenty-first centuries, including leap year calculations, provided that all other technology used in combination with the Company's product properly exchanges the data with the Company's product.

     Internal Systems. To address these Year 2000 issues with its internal systems, the Company has initiated a program that is designed to deal with the Company's internal management information systems and its embedded systems (e.g. phones, and security systems). The program includes both assessment and remediation proceeding in parallel and the Company currently plans to have changes to those management and critical systems completed and tested by the third quarter of 1999. These activities are intended to encompass all major categories of systems used by the Company, including sales and financial systems and embedded systems. The program has completed its assessment phase, which identified a number of systems that had date dependencies. None of the systems are considered by the Company to be mission critical. 95% of the date dependencies have already been remediated. In almost all cases the fixes involved updating software or firmware. The unremediated date dependencies involve desktop workstations, and are expected to be fully remediated by the third quarter of 1999.

     Products. The Company has determined that the most recent versions of its products do not have any date dependencies that could give rise to Year 2000 capability problems. The Company plans to evaluate new products as they are developed. Because its products have no date dependencies that could give rise to Year 2000 capability problems, the Company does not believe it is legally responsible for cost incurred by customers related to ensuring their Year 2000 capability.

     Suppliers. The Company is also working with key suppliers of products and services to determine whether their operations and products are Year 2000 capable and to monitor their progress toward Year 2000 capability. The Company identified four vendors that could materially impact the Company's business if they experienced significant Year 2000 problems. These include the Company's electric power, local telephone, long distance and Internet service providers. The Company has obtained verbal assurances from each of these suppliers of services that they comply with industry standards for Year 2000 readiness.

     Costs. The Company is incurring various costs to provide customer support and customer satisfaction services regarding Year 2000 issues and it is anticipated that these expenditures will continue through 1999 and thereafter. The costs incurred to date related to the Company's Year 2000 assessment and remediation programs have not been material. The cost which will be incurred by the Company regarding the implementation of Year 2000 compliant internal information systems, answering and responding to customer requests related to Year 2000 issues, including both incremental spending and redeployed resources, is currently not expected to exceed $150,000. The total cost estimate does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. In some instances, the installation schedule of new software and hardware in the normal course of business is being accelerated to also afford a solution to Year 2000 capability issues. The total cost estimate is based on the current assessment of the projects and is subject to change as the project progress. Based on currently available information, management does not believe that the Year 2000 matters discussed above related to internal information technology or embedded systems of key suppliers' systems or products fold to customers will have material impact on the Company's financial condition or overall trends in results of operations. However, the Company cannot guarantee that the Year 2000 situation will not negatively impact the Company. In addition, the failure to ensure Year 2000 capability by a supplier or another third party could have a material adverse effect on the Company. The Company's Year 2000 compliance programs have been conducted internally, without the use independent verification or validation processes. These assessment and compliance programs have not caused the deferral by the Company of other information technology projects.

     The Company's most reasonably likely worst case Year 2000 scenario is that the Company experiences key service interruptions due to Year 2000 problems.

     The Company has addressed potential problem areas with internal systems and with suppliers and other third parties. It is expected that assessment, remediation and contingency planning activities will be ongoing throughout 1999 with the goal of appropriately resolving all material internal systems and third party issues.

INFLATION

     The effects of inflation on the Company's financial position has not been significant to date.

LIQUIDITY AND CAPITAL RESOURCES

     In 1997 and 1998, net cash used in operating activities was $9.1 million and $7.7 million, respectively, and was due primarily to the net loss in each year. Net cash provided by operating activities in 1999 was $1.6 million primarily as a result of net income and an increase in deferred revenue. The accounts receivable balance, net of the allowance for doubtful accounts increased $2.2 million to $8.6 million as of March 31, 1999. The increase in accounts receivable was primarily due to the higher revenues during 1999. As of March 31, 1999, the Company did not have any material commitments for capital expenditures.

     In July 1995, the Company completed a public offering in the United States of 2,875,000 shares of common stock (which included 500,000 shares sold by stockholders) at $15 per share, resulting in net proceeds to the Company of approximately $32.2 million, after offering costs. The Company received approximately $1.0 million and $0.4 million in 1997 and 1998, respectively, and paid approximately $0.6 million in 1999 from options exercised by optionees under the Company's stock option plans.

     In May 1996, the Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock. As of March 31, 1998, the Company had repurchased 500,000 shares, expending approximately $3.1 million. The repurchased shares have been accounted for as treasury stock and at March 31, 1999, all but 42,981 shares were used to fulfill commitments to optionees who had exercised options under the Company's stock option plan.

     In December 1994, the Company entered into an unsecured revolving line of credit agreement with a bank. The agreement has been renewed annually and at March 31, 1999 the available line of credit was $1.0 million, expiring in September 1999. Borrowings bear interest at the bank's reference rate (7.75% as of March 31, 1999). The agreement has a number of financial covenants which the Company is required to meet. The Company had no outstanding borrowings under the agreement as of March 31, 1999.

     Although it is difficult for the Company to predict future liquidity requirements with certainty, the Company believes that its existing cash and marketable securities balances, together with cash from operations and amounts available under the Company's revolving line of credit, will be adequate to finance its operations for at least the next twelve months. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash. Consequently, any such future growth may require the Company to obtain additional equity or debt financing, which may not be available on commercially reasonable terms or which may be dilutive.

BUSINESS RISKS

     History of Operating Losses. The Company has reported an operating loss for every quarter since its incorporation in February 1992 except for the four consecutive quarters of 1996 and the last three-quarters of 1999. There can be no assurance that the Company will be able to sustain profitability on a quarterly or annual basis in the future.

     Retention of Executives and Key Employees. The Company's future success depends upon the contributions of its executives and key employees. The inability to retain executives and certain key employees in research and development and sales and marketing could have a significant adverse affect on the Company's ability to develop new products and versions of its products and market and sell its products in the marketplace. The loss of the services of one or more of the Company's executives or key employees could have a material adverse effect on the Company's operating results. The Company also believes its future success will depend in large part upon its ability to attract and retain additional highly skilled personnel.

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

     Rapid Technological Change and Introduction of New Products. The market for ESD products is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. The Company's future success will depend in large part on the Company's ability to enhance its current products and to develop and introduce new products that keep pace with technological developments, achieve market acceptance and respond to customer requirements that are constantly evolving. Responding to rapid technological change and the need to develop and introduce new products to meet customers' expanding needs will require the Company to make substantial investments in research and product development. During 1999, among other research and development expenditures, the Company allocated research and development funding to the development of its most recent release of Radia, version 2.0, an integrated LDAP adapter, as well as enhancements to EDM. The Company intends to continue to allocate funding to these development projects throughout 2000. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, and in particular advances in client/server enterprise hardware platforms, internet applications and platforms, operating systems and systems management applications, or any significant delays in product development or introduction, could result in a loss of competitiveness or could materially and adversely affect the Company's operating results. There can be no assurance that any product enhancements or new products developed by the Company will gain market acceptance.

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

     Competition. Competition in the software and content management market is diverse and rapidly changing. While a variety of vendors have offered some form of ESD, ISM or similar solutions with their offerings, the current and prospective closest competitors of the Company today fall into three categories:

          Network/Systems Management Framework Vendors. These competitors include IBM/Tivoli and Computer Associates who offer conventional ESD tools as part of their enterprise frameworks.

          LAN/Desktop Management Suite Vendors. These competitors include vendors such as Microsoft, Intel Corporation and Network Associates, who offer workgroup-based conventional ESD tools as part of a LAN administration package.

          Internet ESD Vendors. These competitors (also known as ISM providers) include companies such as Marimba, Inc., and BackWeb Technologies Ltd. originally "push" technology companies that have redefined themselves to take advantage of the Internet services market.

          Mobile Management Suite Vendors. These competitors include Sterling Commerce, Inc.

     Novadigm believes that it competes effectively with all of these vendors in its target market on the basis of its broader product line for software and content management, patented fractional differencing technology, desired-state technological innovation, unique adaptive configuration functionality, higher product implementation success rates, and extensive customer support. Novadigm differentiates its products in the market based on results that have proven its products are capable of distributing and managing software and content faster, across larger and more diverse environments, with higher reliability and greater adaptability.

     Many of the Company's competitors have longer operating histories than the Company, and many may have significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger installed customer bases. The Company's current and future competitors could introduce products with more features, greater functionality and lower prices than the Company's products. These competitors could also bundle existing or new products with other, more established products in order to compete with the Company. The Company's focus on software and content management products may be a disadvantage in competing with vendors that offer a broader range of products. Moreover, as the software and content management market develops, a number of companies with significantly greater resources than those of the Company could attempt to increase their presence in this market by acquiring or forming strategic alliances with competitors or business partners of the Company. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business, operating results or financial condition. See
"Business -- Competition."

     Volatility. The market for the Company's common stock is highly volatile. The trading price of the Company's common stock has been and could in the future be subject to wide fluctuations in response to quarterly variations in operating and financial results, announcements of technological innovations or new products by the Company or its competitors, changes in prices of the Company's or its competitors' products and services, changes in product mix, change in the Company's revenue and revenue growth rates for the Company as a whole or for individual geographic areas, products or product categories, as well as other events or factors. Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the market in which the Company does business or relating to the Company specifically have resulted, and could in the future result in, an immediate and adverse effect on the market price of the Company's common stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for the securities of many high technology companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's common stock.

     Risks Related to International Revenues. In 1998 and 1999, approximately 46% and 47% of the Company's net revenues, respectively, were derived from its international operations. International revenues are a significant percentage of the Company's revenues and the Company plans to continue to develop international sales, primarily through its European operations. The Company's operations and financial results could be significantly affected by factors associated with international operations, such as changes in foreign currency exchange rates, uncertainties relative to regional economic circumstances, longer payment cycles, greater difficulty in accounts receivable collection, changes in regulatory requirements and product localization requirements, as well as by other factors associated with international activities.

     Customer Concentration. During 1999, two customers, Amdahl and Esoft accounted for approximately 17% and 12% of total revenues, respectively. During 1998, two customers, Amdahl and EDS, accounted for approximately 31% and 10% of total revenues, respectively. During 1997, two customers, IBM and Amdahl, accounted for approximately 23% and 16% of total revenues, respectively. In June 1995, the Company entered into a seven-year, non-exclusive OEM and distribution agreement with Amdahl. Under the agreement Amdahl can sublicense EDM throughout the world as part of their bundled solution and sublicense EDM stand-alone to a limited worldwide market. Novadigm agreed to provide limited technical support and training. The agreement required Amdahl to pay the Company $8 million in minimum royalties in 1996; and $4 million in minimum royalties in each of 1997 and 1998. The agreement was amended in March 1997, instead requiring Amdahl to pay $2 million in minimum royalties in each of 1997 and 1998; and minimum royalties of $3 million in each of 1999 and 2000. In the event of a change of control of the Company, the amended agreement allows Amdahl the right to terminate the agreement and recover unused guaranteed sublicense fees at the time of the termination, to the extent they were also outstanding at March 31, 1997. Though Amdahl renewed the agreement at the end of 1999, there can be no assurance that Amdahl will extend this agreement in subsequent years. Although the Company believes that its dependence on its relationship with Amdahl has become less significant over time as the Company expands the number of companies participating in its indirect marketing channels, the disruption of the Company's relationship with Amdahl could materially and adversely affect the Company's operating results and financial condition.

     Dependence on Proprietary Technology; Risks of Infringement. The success of the Company will be, heavily dependent upon proprietary technology. The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which provide only limited protection. Despite precautions taken by the Company, it may be possible for unauthorized third parties to copy aspects of its current or future products or to obtain and use information that either regards as proprietary. In particular, the Company may provide its respective licensees with access to its proprietary information underlying its licensed applications. There can be no assurance that such means of protecting their proprietary rights will be adequate or that their competitors will not independently develop similar or superior technology. Policing unauthorized use of software is difficult and, while the Company is able to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the proprietary rights of the Company to the same extent as do the laws of the United States. Litigation may be necessary in the future to enforce their intellectual property rights, to protect trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the business, results of operations, and financial condition of any or all of the Company.

     The Company is not aware that any of its software product offerings infringes the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement with respect to current or future products of the Company. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in their industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays, or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms or at all, which could have a material adverse effect on the business, results of operations, and financial condition of the Company.

     Product Liability. The license agreements, which the Company enters with its customers typically, contain provisions designed to limit exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in such license agreements may not be effective under the laws of certain jurisdictions. Although the Company has not experienced any product liability claims to date, the sale and support of their products may entail the risk of such claims, and there can be no assurance that the Company will not be subject to such claims in the future. A product liability claim brought against the Company could have a material adverse effect on its respective businesses, results of operations, and financial condition.

     Year 2000 Implications. Many currently installed computer systems and software products are unable to distinguish 21st century dates from 20th century dates. Beginning in the year 2000, these date code fields will need to distinguish 21st century dates from 20th century dates, and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The Company is aware that some of its internal systems are not Year 2000 compliant and the Company is in the process of assessing the impact of replacing or upgrading these systems. The Company has on occasion warranted, and generally represents to its customers, that the newer version of its products, EDM version 4.0 and Radia are free from Year 2000 defects. There can be no assurance that the Company's products are Year 2000 compliant, or that the Company's products will not be integrated with, or otherwise interact with, non-compliant software. The foregoing could expose the Company to claims from its customers and result in the loss of or delay in market acceptance of the Company's products, increased service and warranty costs to the Company and payment by the Company of compensatory or other damages, any of which events could have a material adverse effect on the Company's business, operating results and financial condition. Although the Company believes that the cost to replace or upgrade its internal systems to be Year 2000 compliant will not have a material adverse effect on its business, the failure of any third-party systems to operate properly with regard to the Year 2000 and thereafter could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, the purchasing patterns of potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item concerning the Company's directors is incorporated by reference from the section captioned "Election of Directors" contained in the Company's Proxy Statement related to the Annual Meeting of Stockholders to be held September 17, 1999, to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this item concerning executive officers is set forth in Part I, Item 1 of this Report. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned "Compliance with Section 16(a) of the Exchange Act" contained in the Proxy Statement.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Form:

                                                                        PAGE
                                                                       NUMBER
                                                                       ------
     1.  Financial Statements:
         Report of Independent Public Accountants....................   F-2
         Consolidated Balance Sheets -- As of March 31, 1999 and
         1998........................................................   F-3
         Consolidated Statements of Operations -- For the Years Ended
         March 31, 1999, 1998 and 1997...............................   F-4
         Consolidated Statements of Stockholders' Equity -- For the
         Years Ended March 31, 1999, 1998 and 1997...................   F-5
         Consolidated Statements of Cash Flows -- For the Years Ended
         March 31, 1999, 1998 and 1997...............................   F-6
         Notes to Consolidated Financial Statements..................   F-7

     2.  Financial Statement Schedule:
         For the Years Ended March 31, 1999, 1998 and 1997:
         II -- Valuation and Qualifying Accounts.....................   S-1
         Additional schedules are not required under the related
         schedule instructions or are inapplicable, and therefore
         have been omitted.

     3. Exhibits

       3.1*       Certificate of Incorporation of Registrant, as amended.
       3.2*       Bylaws of Registrant, as amended.
       10.1*+     OEM Software Licensing and Distribution Agreement dated June
                  13, 1995 between the Registrant and Amdahl Corporation.
                  (originally filed as Exhibit 10.8).
       10.2**+    Amendment 1 dated December 20, 1996 to the OEM Software
                  Licensing and Distribution Agreement dated June 13, 1995
                  between the Registrant and Amdahl Corporation.
       10.3**+    Amendment 2 dated March 31, 1997 to OEM Software Licensing and Distribution Agreement dated June 13, 1995 between the
                  Registrant and Amdahl Corporation.
       10.4****   1992 Stock Option Plan, as amended and form of Stock Option
                  Agreement.
       10.5*      1995 Employee Stock Purchase Plan and form of Subscription
                  Agreement.
       10.6*      Employment Agreement dated as of August 10, 1992 by and
                  between H. Kent Petzold and the Registrant.
       10.7*      Deferred Compensation Agreement dated as of August 10, 1992, as amended, by and between H. Kent Petzold and the
                  Registrant.
       10.8*      Stock Option Agreement and Notice of Stock Option Grant
                  dated as of August 10, 1992 by and between H. Kent Petzold and the Registrant.
       10.9*      Amendment to Employment Agreement and Stock Option
                  Agreements dated as of May 18, 1995 by and among H. Kent
                  Petzold and the Registrant, and Albion J. Fitzgerald,
                  Shannon Ruiz, Joseph J. Fitzgerald and Brian J. McAlister.
       10.10*     Form of Indemnification Agreement entered into between
                  Registrant and its officers and directors.

       10.11 Management Retention Agreement dated August 17, 1998 by and between the registrant and Robert B. Anderson.
       10.12***   Loan Agreement dated September 1, 1998 between the
                  Registrant and Coast Commercial Bank.
       10.13** Facility lease dated as of March 14, 1997, by and between Crossroad Developers Associates, LLC and the Registrant
       10.14** Employment Agreement effective as of April 1, 1997 by and between the Registrant and Wallace D. Ruiz.
       10.15*** Offer letter dated February 9, 1998 by and between the registrant and Michael R. Carabetta.
       10.16*** Separation Agreement and Mutual Release dated April 1, 1998 by and between the registrant and Stuart Jacobson.
       10.17*** Agreement dated February 13, 1998 by and between the registrant and Stuart Jacobson.
       21.1       Subsidiaries of Registrant.
       23.1       Consent of Arthur Andersen LLP
       24.1       Power of Attorney (see page 30)
       27.1       Financial Data Schedule.

---------------
   * Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (Reg. No. 33-92746) as declared effective by the Commission on July 13, 1995.

  ** Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

 *** Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

**** Incorporated by reference to exhibits filed with Registrant's Registration
     Statement on Form S-8 (file no. 333-67877).

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

Date: June 29, 1999

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below on June 29, 1999 by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----
              /s/ ALBION J. FITZGERALD                     Chairman of the Board and      June 29, 1999
-----------------------------------------------------       Chief Executive Officer
                Albion J. Fitzgerald                     (Principal Executive Officer)

                 /s/ WALLACE D. RUIZ                     Vice President, Treasurer and    June 29, 1999
-----------------------------------------------------       Chief Financial Officer
                   Wallace D. Ruiz                         (Principal Financial and
                                                              Accounting Officer)

               /s/ ROBERT B. ANDERSON                      Executive Vice President,      June 29, 1999
-----------------------------------------------------       Secretary and Director
                 Robert B. Anderson

             /s/ DEBORAH DOYLE MCWHINNEY                           Director               June 29, 1999
-----------------------------------------------------
               Deborah Doyle McWhinney

                 /s/ H. KENT PETZOLD                               Director               June 29, 1999
-----------------------------------------------------
                   H. Kent Petzold

                                 NOVADIGM, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants....................  F-2

Consolidated Balance Sheets.................................  F-3
Consolidated Statements of Operations and Comprehensive
  Income (Loss).............................................  F-4
Consolidated Statements of Stockholders' Equity.............  F-5
Consolidated Statements of Cash Flows.......................  F-6
Notes to Consolidated Financial Statements..................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO NOVADIGM, INC.:

     We have audited the accompanying consolidated balance sheets of Novadigm, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income
(loss), stockholders' equity and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Novadigm, Inc. and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles.

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

                                          ARTHUR ANDERSEN LLP

Roseland, New Jersey
April 28, 1999

                                 NOVADIGM, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                              MARCH 31,    MARCH 31,
                                                                1999         1998
                                                              ---------    ---------
Current assets:
  Cash and cash equivalents.................................  $  8,124     $  4,431
  Short-term marketable securities..........................    13,412       14,534
  Accounts receivable, net of allowance for doubtful
     accounts of $783 in 1999 and $770 in 1998..............     8,586        6,352
  Prepaid expenses and other current assets.................       985          841
                                                              --------     --------
          Total current assets..............................    31,107       26,158
  Property and equipment, net...............................     1,396        1,763
  Other assets..............................................       873          955
                                                              --------     --------
                                                              $ 33,376     $ 28,876
                                                              ========     ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  2,770     $  2,094
  Accrued liabilities.......................................       642        1,578
  Accrued payroll and other compensation....................     2,828        2,642
  Deferred revenue..........................................     3,873        2,518
                                                              --------     --------
          Total current liabilities.........................    10,113        8,832
                                                              --------     --------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.001 par value
     Authorized -- 5,000 shares
     Issued -- none.........................................        --           --
  Common stock, $0.001 par value
     Authorized -- 30,000 shares
     Issued -- 17,838 shares in 1999 and 17,471 shares in
      1998..................................................        11           11
  Additional paid-in capital................................    65,476       66,087
  Accumulated deficit.......................................   (41,791)     (43,548)
  Treasury stock, 43 shares in 1999, 410 shares in 1998.....      (265)      (2,527)
  Accumulated Comprehensive Income (loss)...................      (168)          21
                                                              --------     --------
          Total stockholders' equity........................    23,263       20,044
                                                              --------     --------
                                                              $ 33,376     $ 28,876
                                                              ========     ========

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                                 NOVADIGM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               FOR THE YEARS ENDED MARCH 31,
                                                              -------------------------------
                                                               1999        1998        1997
                                                              -------    --------    --------
REVENUES:
  Licenses..................................................  $20,743    $ 15,728    $ 12,117
  Maintenance and services..................................   11,319       7,667      10,261
                                                              -------    --------    --------
          Total revenues....................................   32,062      23,395      22,378
                                                              -------    --------    --------
OPERATING EXPENSES:
  Cost of maintenance and services..........................    4,352       6,971       6,275
  Sales and marketing.......................................   16,274      14,680      17,123
  Research and development..................................    4,936       6,843       6,212
  General and administrative................................    5,383       4,964       4,979
  Restructuring charge......................................       --          --       1,829
                                                              -------    --------    --------
          Total operating expenses..........................   30,945      33,458      36,418
                                                              -------    --------    --------
Operating income (loss).....................................    1,117     (10,063)    (14,040)
Interest income and other, net..............................      665         978       1,597
                                                              -------    --------    --------
Income (loss) before provision (benefit) for income taxes...    1,782      (9,085)    (12,443)
Provision (benefit) for income taxes........................       25         (68)         59
                                                              -------    --------    --------
Net income (loss)...........................................  $ 1,757    $ (9,017)   $(12,502)
                                                              =======    ========    ========
Earnings (loss) per share -- basic..........................  $   .10    $   (.52)   $   (.72)
                                                              =======    ========    ========
Weighted average common shares outstanding -- basic.........   17,580      17,392      17,409
                                                              =======    ========    ========
Earnings (loss) per share -- diluted........................  $   .10    $   (.52)   $   (.72)
                                                              =======    ========    ========
Weighted average common and common equivalent shares
  outstanding -- diluted....................................   18,384      17,392      17,409
                                                              =======    ========    ========

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)

                                                              FOR THE YEARS ENDED MARCH 31,
                                                              -----------------------------
                                                               1999      1998        1997
                                                              ------    -------    --------
Net income (loss)...........................................  $1,757    $(9,017)   $(12,502)
  Cumulative translation adjustment.........................    (189)        17          16
                                                              ------    -------    --------
Comprehensive income (loss).................................  $1,568    $(9,000)   $(12,486)
                                                              ======    =======    ========

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                                 NOVADIGM, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                               NOTES
                              COMMON STOCK     ADDITIONAL    RECEIVABLE                              ACCUMULATED        TOTAL
                             ---------------    PAID-IN         FROM       ACCUMULATED   TREASURY   COMPREHENSIVE   STOCKHOLDERS'
                             SHARES   AMOUNT    CAPITAL     STOCKHOLDERS     DEFICIT      STOCK     INCOME (LOSS)      EQUITY
                             ------   ------   ----------   ------------   -----------   --------   -------------   -------------
Balance at March 31,
  1996.....................  17,402    $11      $64,877       $   (325)     $(22,029)    $    --       $   (12)        $42,522
  Exercise of stock
    options................     145     --          982             --            --          --            --             982
  Purchases of treasury
    stock..................    (231)    --           --             --            --      (1,543)           --          (1,543)
  Reduction of notes
    receivable.............      --     --           --            325            --          --            --             325
  Foreign currency
    translation
    adjustment.............      --     --           --             --            --          --            16              16
  Net loss.................      --     --           --             --       (12,502)         --            --         (12,502)
                             ------    ---      -------       --------      --------     -------       -------         -------
Balance at March 31,
  1997.....................  17,316     11       65,859             --       (34,531)     (1,543)            4          29,800
  Exercise of stock
    options................     334     --          387             --            --          --            --             387
  Purchases of treasury
    stock..................    (269)    --           --             --            --      (1,535)           --          (1,535)
  Sales of treasury
    stock..................      90     --         (159)            --            --         551            --             392
  Foreign currency
    translation
    adjustment.............      --     --           --             --            --          --            17              17
  Net loss.................      --     --           --             --        (9,017)         --            --          (9,017)
                             ------    ---      -------       --------      --------     -------       -------         -------
Balance at March 31,
  1998.....................  17,471     11       66,087                      (43,548)     (2,527)           21          20,044
  Exercise of stock
    options................     367     --         (611)            --            --       2,262            --           1,651
  Foreign currency
    translation
    adjustment.............      --     --           --             --            --          --          (189)           (189)
  Net income...............      --     --           --             --         1,757          --            --           1,757
                             ------    ---      -------       --------      --------     -------       -------         -------
Balance at March 31,
  1999.....................  17,838    $11      $65,476       $     --      $(41,791)    $  (265)      $  (168)        $23,263
                             ======    ===      =======       ========      ========     =======       =======         =======

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                                 NOVADIGM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                              FOR THE YEARS ENDED MARCH 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)........................................  $  1,757    $ (9,017)   $(12,502)
  Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activities --
     Depreciation and amortization.........................       887       1,104         946
     Increase (decrease) in allowance for doubtful
       accounts............................................        13        (532)      1,302
     Decrease (increase) in accounts receivable............    (2,247)     (1,088)      1,849
     Decrease (increase) in prepaid expenses and other
       current assets......................................      (143)       (237)        453
     Decrease (increase) in other assets...................        82        (253)       (428)
     Increase (decrease) in accounts payable and accrued
       liabilities.........................................      (261)      1,699         301
     Increase in accrued payroll and other compensation....       186         413         800
     Increase (decrease) in accrued restructuring costs....        --      (1,394)      1,394
     Increase (decrease) in deferred revenue...............     1,355       1,572      (3,563)
     Decrease in notes receivable from stockholders........        --          --         325
                                                             --------    --------    --------
          Net cash (used in) provided by operating
            activities.....................................     1,629      (7,733)     (9,123)
                                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment......................      (520)     (1,281)     (1,230)
  Purchases of held-to-maturity securities.................   (31,176)    (17,752)    (20,338)
  Proceeds from redemptions of held-to-maturity
     securities............................................    32,298      23,952      25,859
                                                             --------    --------    --------
          Net cash provided by (used in) investing
            activities.....................................       602       4,919       4,291
                                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from the sale of common stock and exercise
     of warrants and options...............................     1,651         779         982
  Purchases of treasury stock..............................        --      (1,535)     (1,543)
                                                             --------    --------    --------
          Net cash (used in) provided by financing
            activities.....................................     1,651        (756)       (561)
                                                             --------    --------    --------
Effect of exchange rate on changes in cash.................      (189)         17          16
                                                             --------    --------    --------
          Net increase (decrease) in cash and cash
            equivalents....................................     3,693      (3,553)     (5,377)
Cash and cash equivalents at the beginning of the period...     4,431       7,984      13,361
                                                             --------    --------    --------
Cash and cash equivalents at the end of the period.........  $  8,124    $  4,431    $  7,984
                                                             ========    ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITY:
  Cash paid for interest...................................  $     --    $     18    $      2
  Cash paid for income taxes...............................  $     --    $     --    $     --

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                                 NOVADIGM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

 1. THE COMPANY

     Novadigm, Inc. (the "Company") was incorporated in Delaware in February 1992. The Company designs, markets and supports technology solutions that efficiently and reliably deliver, update and maintain software and content across the extended enterprise. The Company's principal customers include medium to large organizations with widely deployed and heterogeneous B2E, B2B and B2C networks.

     Prior to 1994, the Company's primary efforts related to completing the development of its software products, designing and implementing a marketing program and obtaining financing to support its operations. In September 1992, the Company completed a public offering of its common stock on the Vancouver Stock Exchange. During the second quarter of fiscal 1994, the Company commenced commercial sales of its products. In June 1994, March 1998 and June 1998, the Company established wholly owned subsidiaries in France, Germany and the United Kingdom, respectively, to act as sales and service offices to the European marketplace. In July 1995, the Company completed a public offering of its common stock on the Nasdaq National Market. The Company is subject to a number of risks, including a history of operating losses, dependence on key individuals, potential competition from larger and more established companies, customer concentration and the ability to penetrate the market with new products.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated.

  Translation of Foreign Currencies

     The functional currency of the Company's subsidiaries is its local currency. Accordingly, all assets and liabilities are translated into U.S. dollars at current exchange rates as of the respective balance sheet date. Revenue and expense items are translated at the average rates prevailing during the period.

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

  Revenues

     The Company recognizes revenue in accordance with the provisions of Statement of Position No. 97-2, "Software Revenue Recognition." The Company generates license revenues from licensing the rights to use its software products to end users and sublicense fees from resellers, including certain guaranteed sublicense fees. The Company also generates maintenance and service revenues from providing renewable support and software update rights services (maintenance) and from consulting and training activities performed for license customers.

                                 NOVADIGM, INC.

                                 MARCH 31, 1999

     Revenues from perpetual software license agreements are recognized upon shipment of the software if there are no significant post-delivery obligations, payment is due within one year and collectibility is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. The Company enters into reseller arrangements that typically provide for sublicense fees payable to the Company based on a percentage of the Company's list price. Reseller arrangements may include an initial non-refundable payment in the form of guaranteed sublicense fees. Guaranteed sublicense fees from resellers are recognized as revenue upon shipment of the master copy of all software to which the guaranteed sublicense fees relate if there are no significant post-delivery obligations, the reseller is creditworthy and if the terms of the agreement are such that the payment obligation is not subject to price adjustment, is non-cancelable and non-refundable and due within 90 days. These guaranteed sublicense fees are applied against sublicense fees reported by the reseller in relicensing the Company's products to end-users. The Company recognized $5.4 million, $0.4 million and $3.9 million in guaranteed sublicense fees under all such agreements in 1999, 1998 and 1997, respectively. At March 31, 1999, approximately 63% of all such guaranteed sublicense fees had been relicensed by the Company's resellers to end-users.

     Revenues for maintenance are recognized ratably over the term of the support period. If maintenance is included in a license agreement, such amounts are unbundled from the license fee at their fair market value based on the value established by independent sales of such maintenance to customers. Service revenues are primarily related to consulting services performed under separate service arrangements related to the installation and implementation of the Company's software products and the training of customer personnel. Such services generally do not include customization or modification of the underlying software code. If included in a license agreement, such services are unbundled at their fair market value based on the value established by the independent sale of such services to customers. Revenues from consulting and training services are recognized as services are performed.

     Cost of licenses consist of media and tapes on which the product is delivered. Such costs are not material and are included in research and development expenses in the accompanying consolidated statements of operations.

     Cost of maintenance and services includes the direct and indirect costs of providing technical support, consulting and training services to the Company's customers. Cost of maintenance and services consists primarily of payroll and benefits for field engineers and support personnel, other related overhead and third party consulting fees.

     Deferred revenue primarily relates to maintenance, consulting, and training services which have been paid by the customers prior to the performance of those services.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments, marketable securities and accounts receivable. The Company has investment policies that restrict placement of these investments to financial institutions evaluated as highly creditworthy. The Company generally does not require collateral on trade accounts receivable as the Company's customer base consists of large, well-established companies and governmental entities. As of March 31, 1999 and 1998, approximately 23% and 46%, respectively, of accounts receivable are concentrated

                                 NOVADIGM, INC.

                                 MARCH 31, 1999

with 2 customers who are large, well-established companies that the Company has determined are creditworthy.

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

     Held-to maturity securities at March 31, 1999 (in thousands) of $13,412 were invested in commercial paper with a variety of large, well-established and highly rated companies.

     Proceeds from redemption of held-to-maturity securities were approximately $33.6 million in 1999. At March 31, 1999, approximately $3.5 million of held-to-maturity securities with original maturities of three months or less were included in cash and cash equivalents.

  Fair Value of Financial Instruments

     The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate their fair values.

  Property and Equipment

     Property and equipment is stated at historical cost and consists of the following at March 31, (in thousands):

                                                               1999       1998
                                                              -------    -------
Company cars................................................  $   354    $   308
Computer equipment and software.............................    3,963      3,556
Furniture and fixtures......................................      505        463
Leasehold improvements......................................      381        357
                                                              -------    -------
                                                                5,203      4,684
Less: Accumulated depreciation and amortization.............   (3,807)    (2,921)
                                                              -------    -------
                                                              $ 1,396    $ 1,763
                                                              =======    =======

     Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets as follows:

Computer equipment and software..............  3 years
Company cars.................................  4 years
Furniture and fixtures.......................  5 years
                                               5 years (lesser of lease term or estimated
Leasehold improvements.......................  useful life)

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

                                 NOVADIGM, INC.

                                 MARCH 31, 1999

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

                                                       FOR THE YEARS ENDED MARCH 31,
                                                      -------------------------------
                                                        1999       1998        1997
                                                      --------    -------    --------
NUMERATOR:
  Net income (loss) -- basic and diluted............  $  1,757    $(9,017)   $(12,502)
                                                      --------    -------    --------
DENOMINATOR:
  Weighted average number of common shares
     outstanding -- basic...........................    17,580     17,392      17,409
Incremental shares from assumed conversion of
  options...........................................       804         --          --
                                                      --------    -------    --------
  Weighted average common and common equivalent
     shares outstanding -- diluted..................    18,384     17,392      17,409
                                                      ========    =======    ========
EARNINGS (LOSS) PER SHARE -- BASIC..................  $    .10    $  (.52)   $   (.72)
                                                      ========    =======    ========
EARNINGS (LOSS) PER SHARE -- DILUTED................  $    .10    $  (.52)   $   (.72)
                                                      ========    =======    ========

 3. REVOLVING LINE OF CREDIT AGREEMENT

     The Company entered into a $1.0 million unsecured revolving line of credit agreement with a bank, which expires in September 1999. Borrowings bear interest at the bank's reference rate (7.75% as of March 31, 1999). The agreement includes a provision that prohibits the Company from paying dividends and requires the Company to meet certain financial covenants. As of March 31, 1999, the Company had no outstanding borrowings under the agreement.

                                 NOVADIGM, INC.

                                 MARCH 31, 1999

 4. COMMITMENTS AND CONTINGENCIES

     The Company has various leases for its facilities under non-cancelable operating lease agreements. Rent expense incurred under these agreements in fiscal 1999, 1998 and 1997 was approximately $1,059, $928 and $659, respectively.

     During 1997, the Company entered into an amendment of the lease for its headquarters. Under the amendment, the Company extended the lease term for its original leased space and entered into a commitment for additional space. Future minimum commitments under all facility leases are as follows (in thousands):

               YEAR ENDING MARCH 31,
               ---------------------
  2000..............................................  $  825
  2001..............................................     658
  2002..............................................     146
                                                      ------
                                                      $1,629
                                                      ======

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

     In May of 1996, the Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock. As of March 31, 1998, the Company repurchased 500,000 shares, expending approximately $3.1 million. Approximately 369,000 and 90,000 of these shares were resold by the Company in fiscal 1999 and 1998, respectively for the exercise of stock options under the Company's stock option plan.

 6. STOCK OPTIONS AND STOCK PURCHASE PLAN

     Under the Company's 1992 Stock Option Plan, as amended (the "Plan"), the Board of Directors may grant incentive and nonqualified stock options to employees, directors and consultants. Incentive options are granted at no less than fair market value at the date of grant based upon the price per share of the Company's stock on the Nasdaq National Market. Nonqualified options are granted at no less than 85% of fair market value at the date of grant. Option terms may not exceed five years and vesting is determined by the Board of Directors for each individual grant (generally four years). In June 1998, the Board of Directors approved an amendment to the Plan allowing for option terms of up to ten years, excluding options granted to officers and directors. The Plan will continue in effect until June 9, 2002, unless terminated sooner. During fiscal 1998, the shareholders approved an amendment to the Plan increasing the number of shares of common stock reserved for issuance under the Plan to 5,200,000 shares.

                                 NOVADIGM, INC.

                                 MARCH 31, 1999

     The following table summarizes the option activity (in thousands, except per share amounts):

                                                                             WEIGHTED
                                                                OPTIONS       AVERAGE
                                                              OUTSTANDING   GRANT PRICE
                                                              -----------   -----------
BALANCE AT MARCH 31, 1996...................................     2,557        $15.82
  Granted...................................................     3,109          5.32
  Exercised.................................................      (108)         6.06
  Canceled..................................................    (2,485)         6.21
                                                                ------        ------
BALANCE AT MARCH 31, 1997...................................     3,073        $ 5.23
  Granted...................................................     1,325          4.04
  Exercised.................................................      (341)         1.76
  Canceled..................................................      (706)         5.43
                                                                ------        ------
BALANCE AT MARCH 31, 1998...................................     3,351        $ 5.05
  Granted...................................................     1,432          4.07
  Exercised.................................................      (309)         4.66
  Canceled..................................................      (789)         5.18
                                                                ------        ------
BALANCE AT MARCH 31, 1999...................................     3,685        $ 4.35
                                                                ======        ======

     At March 31, 1999, 1,398,060 options are vested and exercisable and 4,187,072 shares of common stock are reserved for future issuance under the Plan. The weighted average exercise price of exercisable options at March 31, 1999 is $4.66 per share.

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

     On May 17, 1995 the Board of Directors adopted the Company's Employee Stock Purchase Plan (the "Purchase Plan"), which was approved by the stockholders at the Company's annual meeting on November 17, 1995. A total of 1,000,000 shares of Common Stock was reserved for issuance under the Purchase Plan. The Purchase Plan covers substantially all employees in the United States. The participants' purchase price is the lower of 85% of the closing price on the first trading day of the six-month trade period or the last trade day of the period. Approximately 58,000 shares and 75,000 shares were purchased by employees under the Purchase Plan in fiscal 1999 and 1998, respectively. At March 31, 1999, the Company has reserved approximately 805,000 shares for future issuance.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", which establishes a fair value-based method of accounting for stock-based compensation plans and requires additional disclosures for those companies who elect not to adopt the new method of accounting. The Company adopted SFAS 123 in fiscal 1997 and in accordance with the provisions of SFAS 123, the Company applies APB Opinion 25 and related interpretations in accounting for its stock option and stock purchase plans. Had compensation cost for

                                 NOVADIGM, INC.

                                 MARCH 31, 1999

these plans been determined consistent with SFAS 123, the Company's net loss and loss per share would have resulted in the following pro forma amounts indicated in the table below:

                                                       1999        1998        1997
                                                      -------    --------    --------
Net income (loss) (in thousands):
  As reported.......................................  $ 1,757    $ (9,017)   $(12,502)
  Pro forma.........................................  $(1,312)   $(14,681)   $(20,526)
Net income (loss) per share -- basic
  As reported.......................................  $   .10    $  (0.52)   $  (0.72)
  Pro forma.........................................  $ (0.07)   $  (0.84)   $  (1.18)

     Because the SFAS 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The weighted average fair values of options granted fiscal 1999, 1998 and 1997 were $2.81, $3.04 and $5.32, respectively. The options outstanding at March 31, 1999, have exercise prices between $2.45 and $8.25, with a weighted average exercise price of $4.54 and a weighted average remaining contractual life of 3.0 years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 1999, 1998 and 1997: risk free interest rates ranged from 6.1% to 6.4%, expected dividend yields of 0%, expected lives of 5.0 years and expected volatility of 90%.

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

     The components of the provision (benefit) for income taxes are as follows (in thousands):

                                                                FOR THE YEARS ENDED
                                                                     MARCH 31,
                                                                --------------------
                                                                1999    1998    1997
                                                                ----    ----    ----
Current
  U.S. Federal..............................................    $26     $ --    $(12)
  State and local...........................................     (1)     (68)     71
                                                                ---     ----    ----
          Total Current.....................................    $25     $(68)     59
                                                                ---     ----    ----
Deferred
  U.S. Federal..............................................     --       --      --
  State and local...........................................     --       --      --
                                                                ---     ----    ----
          Total Deferred....................................     --       --      --
                                                                ---     ----    ----
Foreign.....................................................     --       --      --
Provision (benefit) for income taxes........................    $25     $(68)   $ 59
                                                                ===     ====    ====

                                 NOVADIGM, INC.

                                 MARCH 31, 1999

     The components of the net deferred tax asset at March 31, 1999 and 1998 are as follows (in thousands):

                                                               1999      1998
                                                              ------    ------
Deferred tax assets:
  Net operating loss carryforwards..........................  $6,151    $6,864
  Other operating reserves..................................     530       525
  Accrued liabilities and other.............................     519       325
  Tax credit carryforwards..................................     432       423
  Depreciation..............................................     422       322
                                                              ------    ------
          Total deferred tax assets.........................   8,054     8,459
Valuation allowance.........................................  (8,054)   (8,459)
                                                              ------    ------
     Net deferred tax asset.................................  $   --    $   --
                                                              ======    ======

     As of March 31, 1999 the Company has net operating loss carryforwards for federal income tax reporting purposes of approximately $15.4 million. These carryforwards expire in various periods through 2013. The Company's ability to utilize the net operating loss carryforwards in future years may be limited in some circumstances, including significant changes in ownership interests, due to certain provisions of the Internal Revenue Code of 1986.

     The provision (benefit) for income taxes for the years ended March 31 differs from the statutory U.S. Federal income tax rate due to the following:

                                                              1999     1998
                                                              -----    -----
Provision (benefit) at U.S. statutory rate..................  (35.0)%  (35.0)%
State income taxes, net of federal benefit..................    0.4     (0.7)
Change in valuation allowance...............................   35.0     35.0
                                                              -----    -----
                                                                0.4%    (0.7)%
                                                              =====    =====

8. MAJOR CUSTOMERS

     During 1999, two customers, Amdahl and Esoft accounted for approximately 17% and 12% of total revenues, respectively. During 1998, two customers, Amdahl and EDS, accounted for approximately 31% and 10% of total revenues, respectively. During 1997, two customers, IBM and Amdahl, accounted for approximately 23% and 16% of total revenues, respectively.

     In June 1995, the Company entered into a seven-year, non-exclusive OEM and distribution agreement with Amdahl. Under the agreement, Amdahl can sublicense EDM throughout the world as part of its bundled solution and sublicense EDM stand-alone to a limited worldwide market. Novadigm agreed to provide limited technical support and training. The agreement required Amdahl to pay the Company $8 million in minimum royalties in fiscal 1996; and $4 million in minimum royalties in each of fiscal 1997 and fiscal 1998. The agreement was amended in March 1997, instead requiring Amdahl to pay $2 million in minimum royalties in each of fiscal 1997 and fiscal 1998; and minimum additional royalties of $3 million in each of fiscal 1999 and fiscal 2000. In the event of a change of control of the Company, the amended agreement allows Amdahl the right to terminate the agreement and recover unused guaranteed sublicense fees at the time of termination, to the extent they were also outstanding on March 31, 1997. Though Amdahl renewed the agreement at the end of 1999, there can be no assurance that Amdahl will extend this agreement in subsequent years. The Company recognized no guaranteed sublicense fees from Amdahl in 1999 and 1998, and $1.8 million in fiscal 1997.

                                 NOVADIGM, INC.

                                 MARCH 31, 1999

9. INDUSTRY AND GEOGRAPHIC SEGMENT INFORMATION

     The Company has adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, ("SFAS 131"), disclosures about segments of an enterprise and related information, effective for fiscal years beginning after December 31, 1997. SFAS 131 supersedes Statement of Financial Accounting Standards No. 14, ("SFAS 14"), Financial Reporting for Segments of a Business Enterprise. SFAS 131 changes current practice under SFAS 14 by establishing new standards to report information about operating segments in annual and interim financial statements based on the approach that management utilizes to organize the segments within the Company for management reporting and decision making.

     The Company's software products and related services are developed and marketed to support heterogeneous client/server and Internet computing environments for medium and large-scale enterprises. The Company markets its products and related services to customers in North America, Europe, the Pacific rim, Africa and South America. The Company's international revenue represents products shipped from the United States directly to end-users outside the Untied States. The Company does not sell products directly to its international subsidiaries.

     Revenue and long-lived-asset information by geographic area as of and for the year ended:

                                                                         LONG-LIVED
                                                              REVENUE      ASSETS
                                                              -------    ----------
March 31, 1999:
  North America & all other.................................  $23,032     $27,125
  Europe and Africa.........................................    9,030       6,251
                                                              -------     -------
          Total.............................................  $32,062     $33,376
                                                              =======     =======
March 31, 1998:
  North America & all other.................................  $22,654     $26,445
  Europe and Africa.........................................      741       2,431
                                                              -------     -------
          Total.............................................  $23,395     $28,876
                                                              =======     =======
March 31, 1997:
  North America & all other.................................  $21,380     $35,932
  Europe and Africa.........................................      998         410
                                                              -------     -------
          Total.............................................  $22,378     $36,342
                                                              =======     =======

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

                                 NOVADIGM, INC.

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                  BALANCE AT     ADDITIONS                     BALANCE
                                                 BEGINNING OF    CHARGED TO    RECOVERIES      AT END
                CLASSIFICATION                      PERIOD       OPERATIONS    (WRITEOFFS)    OF PERIOD
                --------------                   ------------    ----------    -----------    ---------
Allowance for Doubtful Accounts
Year Ended:
  March 31, 1997...............................     $   --         $1,278        $    25       $1,302
  March 31, 1998...............................      1,302            553         (1,085)         770
  March 31, 1999...............................        770            556           (543)         783

                                 EXHIBIT INDEX

                                                                                  SEQUENTIALLY
        EXHIBIT                                                                     NUMBERED
        NUMBER                        DESCRIPTION OF DOCUMENT                         PAGE
       ---------    ------------------------------------------------------------  ------------
       3.1*         Certificate of Incorporation of Registrant, as amended.
       3.2*         Bylaws of Registrant, as amended.
       10.1*+       OEM Software Licensing and Distribution Agreement dated June
                    13, 1995 between the Registrant and Amdahl Corporation.
                    (originally filed as Exhibit 10.8).
       10.2**+      Amendment 1 dated December 20, 1996 to the OEM Software
                    Licensing and Distribution Agreement dated June 13, 1995
                    between the Registrant and Amdahl Corporation.
       10.3**+      Amendment 2 dated March 31, 1997 to OEM Software Licensing and Distribution Agreement dated June 13, 1995 between the
                    Registrant and Amdahl Corporation.
       10.4****     1992 Stock Option Plan, as amended and form of Stock Option
                    Agreement.
       10.5*        1995 Employee Stock Purchase Plan and form of Subscription
                    Agreement.
       10.6*        Employment Agreement dated as of August 10, 1992 by and
                    between H. Kent Petzold and the Registrant.
       10.7*        Deferred Compensation Agreement dated as of August 10, 1992, as amended, by and between H. Kent Petzold and the
                    Registrant.
       10.8*        Stock Option Agreement and Notice of Stock Option Grant
                    dated as of August 10, 1992 by and between H. Kent Petzold and the Registrant.
       10.9*        Amendment to Employment Agreement and Stock Option
                    Agreements dated as of May 18, 1995 by and among H. Kent
                    Petzold and the Registrant, and Albion J. Fitzgerald,
                    Shannon Ruiz, Joseph J. Fitzgerald and Brian J. McAlister.
       10.10*       Form of Indemnification Agreement entered into between
                    Registrant and its officers and directors.
       10.11        Management Retention Agreement dated August 17, 1998 by and between the registrant and Robert B. Anderson.
       10.12***     Loan Agreement dated September 1, 1998 between the
                    Registrant and Coast Commercial Bank.
       10.13**      Facility lease dated as of March 14, 1997, by and between
                    Crossroad Developers Associates, LLC and the Registrant
       10.14**      Employment Agreement effective as of April 1, 1997 by and
                    between the Registrant and Wallace D. Ruiz.
       10.15***     Offer letter dated February 9, 1998 by and between the
                    registrant and Michael R. Carabetta.
       10.16***     Separation Agreement and Mutual Release dated April 1, 1998 by and between the registrant and Stuart Jacobson.
       10.17***     Agreement dated February 13, 1998 by and between the
                    registrant and Stuart Jacobson.
       21.1         Subsidiaries of Registrant.
       23.1         Consent of Arthur Andersen LLP

                                                                                  SEQUENTIALLY
        EXHIBIT                                                                     NUMBERED
        NUMBER                        DESCRIPTION OF DOCUMENT                         PAGE
       ---------    ------------------------------------------------------------  ------------
       24.1         Power of Attorney (see page 30)
       27.1         Financial Data Schedule.

---------------
   * Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (Reg. No. 33-92746) as declared effective by the Commission on July 13, 1995.

  ** Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

 *** Incorporated by reference to exhibits filed with Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

**** Incorporated by reference to exhibits filed with Registrant's Registration
     Statement on Form S-8 (file no. 333-67877).

   + Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.