Form 10-Q
period 1999-06-30
NOVADIGM INC
filed 1999-08-13
CIK 888358

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On June 30, 1999 there were 17,935,105 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 NOVADIGM, INC.

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
                         PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements.................      3
          Condensed Consolidated Balance Sheets as of June 30, 1999
          and March 31, 1999..........................................      3
          Condensed Consolidated Statements of Operations for the
          three month periods ended June 30, 1999 and June 30, 1998...      4
          Condensed Consolidated Statements of Cash Flows for the
          three month periods ended June 30, 1999 and June 30, 1998...      5
          Notes to Condensed Consolidated Financial Statements........      6
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      7

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...........................................     16
Item 2.   Changes in Securities.......................................     16
Item 3.   Defaults Upon Senior Securities.............................     16
Item 4.   Submission of Matters to A Vote of Security Holders.........     16
Item 5.   Other Information...........................................     16
Item 6.   Exhibits and Reports on Form 8-K............................     16

SIGNATURES............................................................     17

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 NOVADIGM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                               JUNE 30,      MARCH 31,
                                                                 1999          1999
                                                              -----------    ---------
                                                              (UNAUDITED)
  Cash and cash equivalents.................................   $  6,517      $  8,124
  Short-term marketable securities..........................     14,918        13,412
  Accounts receivable, net..................................      7,840         8,586
  Prepaid expenses and other current assets.................      1,557           985
                                                               --------      --------
          Total current assets..............................     30,832        31,107
  Property and equipment, net...............................      1,419         1,396
  Other assets..............................................        923           873
                                                               --------      --------
                                                               $ 33,174      $ 33,376
                                                               ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable and accrued liabilities..................   $  5,504      $  6,240
  Deferred revenue..........................................      3,775         3,873
                                                               --------      --------
          Total current liabilities.........................      9,279        10,113
  Stockholders' equity:
     Common stock: 30,000 shares authorized; 17,935 and
      17,838 outstanding....................................         11            11
     Additional paid-in capital.............................     65,664        65,476
     Accumulated deficit....................................    (41,498)      (41,791)
     Treasury Stock.........................................          0          (265)
     Accumulated comprehensive loss.........................       (282)         (168)
                                                               --------      --------
          Total stockholders' equity........................     23,895        23,263
                                                               --------      --------
                                                               $ 33,174      $ 33,376
                                                               ========      ========

                            See accompanying notes.

                                 NOVADIGM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS
                                                                 ENDED JUNE 30,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
REVENUES:
  Licenses..................................................  $ 4,175     $ 3,876
  Maintenance and services..................................    3,881       2,682
                                                              -------     -------
          Total revenues....................................    8,056       6,558
OPERATING EXPENSES:
  Cost of maintenance and services..........................    1,161       1,030
  Sales and marketing.......................................    4,019       3,695
  Research and development..................................    1,189       1,223
  General and administrative................................    1,588       1,236
                                                              -------     -------
          Total operating expenses..........................    7,957       7,184
                                                              -------     -------
Operating income (loss).....................................       99        (626)
Interest income, net........................................      237         109
                                                              -------     -------
Income (loss) before provision for income taxes.............      336        (517)
Provision for income taxes..................................       43           2
                                                              -------     -------
Net income (loss)...........................................  $   293     $  (519)
                                                              =======     =======
Earnings (loss) per common share -- basic...................  $  0.02     $ (0.03)
                                                              =======     =======
Weighted average common shares outstanding -- basic.........   17,904      17,471
                                                              =======     =======
Earnings (loss) per share -- diluted........................  $  0.02     $ (0.03)
                                                              =======     =======
Weighted average common and common equivalent shares
  outstanding -- diluted....................................   19,488      17,471
                                                              =======     =======

                            See accompanying notes.

                                 NOVADIGM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS
                                                                 ENDED JUNE 30,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $   293     $  (519)
  Adjustments to reconcile net loss to net cash used in
     operating activities --
     Depreciation and amortization..........................      192          67
     Decrease in accounts receivable........................      746         641
     Decrease (increase) in prepaid expenses and other
      current assets........................................     (572)         40
     Increase in other assets...............................      (50)         (2)
     Decrease in accounts payable and accrued liabilities...     (736)     (1,056)
     Decrease in deferred revenue...........................      (98)     (1,080)
                                                              -------     -------
          Net cash used in operating activities.............     (225)     (1,909)
                                                              -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................     (215)       (155)
  Purchases of held-to-maturity securities..................   (7,703)     (7,119)
  Proceeds from redemptions of held-to-maturity
     securities.............................................    6,197       9,216
                                                              -------     -------
          Net cash provided by (used in) investing
           activities.......................................   (1,721)      1,942
                                                              -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from the sale of common stock and exercise of
     warrants and options...................................      453         131
                                                              -------     -------
          Net cash provided by financing activities.........      453         131
                                                              -------     -------
Effect of exchange rate changes in cash.....................     (114)        (16)
                                                              -------     -------
Net increase (decrease) in cash and cash equivalents........   (1,607)        148
Cash and cash equivalents at the beginning of the period....    8,124       4,431
                                                              -------     -------
Cash and cash equivalents at the end of the period..........  $ 6,517     $ 4,579
                                                              =======     =======

                            See accompanying notes.

                                 NOVADIGM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 1. BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared by Novadigm, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the financial information set forth therein. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included within the Company's Form 10-K filed with the Commission on June 29, 1999 (Reg. No. 0-26156). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending March 31, 2000, or any other future period.

 2. NET LOSS PER SHARE

     The Company has implemented Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period adjusted to reflect potentially dilutive securities. Common equivalent shares were excluded from the calculations of loss per share for the period ending June 30, 1998 because the effect of including such shares in the computation would be anti-dilutive.

     In accordance with SFAS 128, the following table reconciles income (loss) and share amounts used to calculate basic earnings per share and diluted earnings per share.

                                                               FOR THE THREE MONTHS
                                                                  ENDED JUNE 30,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Numerator:
Net income (loss)...........................................   $   293      $  (519)
                                                               =======      =======
Denominator:
Weighted average number of common shares
  outstanding -- basic......................................    17,904       17,471
Incremental shares from assumed conversion of options.......     1,584            0
                                                               -------      -------
Weighted average common and common equivalent shares
  outstanding -- diluted....................................    19,488       17,471
                                                               =======      =======
Earnings (loss) per share -- basic..........................   $  0.02      $ (0.03)
                                                               =======      =======
Earnings (loss) per share -- diluted........................   $  0.02      $ (0.03)
                                                               =======      =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results. These risks include a history of operating losses. The Company's quarterly operating results have fluctuated significantly in the past, and may fluctuate in the future, due to a number of factors, including the number, size and timing of customer orders, the timing and market acceptance of the Company's new products, the dependence on resellers, the level and pricing of international sales, changes in the level of operating expenses, technological advances and new product introductions by the Company's competitors, competitive conditions in the industry and foreign currency exchange rates. In addition, the sales cycle for the Company's products is lengthy and unpredictable depending upon the interest of the prospective customer in the Company's products, the size of the order, the decision-making and acceptance procedures within the customer's organization, the complexity of implementation and other factors. The Company's operating results may also vary significantly due to seasonal trends, as a result of efforts by the Company's direct sales personnel to meet annual quotas, lower international revenues in the summer months when many European businesses experience lower sales, the establishment of calendar year capital budgets by prospective customers, as well as other factors. There can be no assurance that the Company will be able to achieve or maintain profitability on a quarterly or annual basis in the future. See "Business Risks" below.

     This report should be read in conjunction with the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     The Company generates revenues principally from licensing the rights to use its software products to end users and from sublicense fees received from resellers. The Company also generates maintenance revenues from support and software update rights and service revenues from consulting and training activities performed for license customers.

     For the periods indicated, the following table sets forth the percentage of total revenue represented by the respective line items in the Company's condensed consolidated statements of operations (unaudited):

                                                              FOR THE THREE MONTHS
                                                                 ENDED JUNE 30,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
REVENUES:
  Licenses..................................................     51.8%       59.1%
  Maintenance and services..................................     48.2        40.9
                                                               ------      ------
          Total revenues....................................   100.00      100.00
                                                               ------      ------
OPERATING EXPENSES:
  Cost of maintenance and services..........................     14.4        15.7
  Sales and marketing.......................................     49.9        56.3
  Research and development..................................     14.8        18.7
  General and administrative................................     19.7        18.9
                                                               ------      ------
          Total operating expenses..........................     98.8       109.6
                                                               ------      ------
Operating income (loss).....................................      1.2        (9.6)
Interest income, net........................................      2.9         1.7
                                                               ------      ------
Income (loss) before provision for income taxes.............      4.1        (7.9)
Provision for income taxes..................................      0.5          --
                                                               ------      ------
Net income (loss)...........................................      3.6%       (7.9)%
                                                               ======      ======

     Total revenues for the Company's first fiscal quarter ended June 30, 1999 are $8.1 million compared to $6.6 million for the same quarter of the previous year, an increase of $1.5 million or 23%. Revenues attributable to the direct sales channel in the quarter ended June 30, 1999 are 65% of total revenues compared to 60% of total revenues for the same quarter last year. Revenues from North America customers in the quarter ended June 30, 1999 represented 66% of total revenues compared to 55% of total revenues for the same quarter last year. The increase in total revenues in the current year quarter over the same quarter last year is due primarily to higher maintenance and services revenues.

     License revenues are $4.2 million or 51.8% of total revenues for the quarter ended June 30, 1999 compared to $3.9 million or 59.1% of total revenues for the same quarter last year. License revenues increased in the current year quarter by $299 thousand or 8% over the same quarter last year. The increase in license revenues in the current year quarter over the prior year quarter is due primarily to closing a greater number of license contracts, particularly in North America. From time to time, the Company accepts guaranteed sublicense fees from distributors. Distributors pay guaranteed sublicense fees in order to have the right to sublicense the Company's products to its customers and to receive training and support services from the Company. At June 30, 1999, approximately 34% of all guaranteed sublicense fees received by the Company had not yet been relicensed by the Company's distributors to end-users.

     Maintenance and service revenues are $3.9 million or 48.2% of total revenues for the quarter ended June 30, 1999 compared to $2.7 million or 40.9% of total revenues for the same quarter last year. The increase of maintenance and service revenues as a percent of total revenues in the current year quarter over the same quarter last year is due to the rapid growth of both maintenance and service revenues in the current year quarter. Maintenance and service revenues increased in the current year quarter by $1.2 million or 45% over the same quarter last year. The increase in maintenance and service revenues is due primarily to the increase licensing of the Company's products to new customers as well as to an increase in the Company's maintenance prices last year.

     Cost of maintenance and services includes the direct costs of customer support and update rights, and the direct and indirect costs of providing training, technical support and consulting services to the Company's customers. These direct and indirect costs are primarily comprised of payroll and benefits for support personnel and field engineers, travel and lodging expenses, third party consulting fees, and other related overhead. Cost of maintenance and services is $1.2 million for the quarter ended June 30, 1999 compared to $1.0 million in the same quarter last year. The cost of maintenance and services increased $131 thousand or 13% in the current year quarter over the same quarter last year. The increase in the current year quarter is primarily due to higher staffing levels required to support the 45% increase reported in the maintenance and services revenues during the same period. The Company expects the cost of maintenance and services to increase in future quarters to support the growing demand for the Company's maintenance, consulting and training services.

     Sales and marketing expenses consist primarily of salaries, related benefits, commissions, travel and other costs associated with the Company's sales and marketing efforts. Sales and marketing expenses for the quarter ended June 30, 1999 are $4.0 million compared to $3.7 million for the same quarter last year. The increase in sales and marketing expenses in the current year quarter over the same quarter last year is primarily due to the expansion of the European direct sales force as well as higher commission expense associated with the recording of higher revenue. The Company expects sales and marketing expenses to increase in future quarters in order to achieve its growth plans.

     Research and development expenses consist primarily of salaries, related benefits, consultant fees and other costs associated with the Company's research and development efforts. Research and development expenses for both quarters ended June 30, 1999 and June 30, 1998 are $1.2 million. The Company believes that a significant investment in research and development activities is essential to provide for the Company's future growth, particularly research and development relating to the Company's Internet activities. The Company anticipates that it will continue to invest resources to further enhance and develop its products, and anticipates growth in research and development expense in future quarters.

     General and administrative expenses consist primarily of salaries, related benefits, travel and fees for professional services such as consulting, legal, accounting and recruiting fees. General and administrative expenses for the quarter ended June 30, 1999 are $1.6 million compared to $1.2 million for the same quarter last year. The increase in general and administrative expenses in the current year quarter over the same quarter last year is primarily due to higher legal fees associated with a patent infringement suit alleged by the Company (See Item 1. Legal Proceedings herein and Item 3. Legal Proceedings in the Company's Form 10-K for the fiscal year ended March 31, 1999). In addition, due to the growth of the European sales and support operations, effective with the quarter ended June 30, 1999, European administrative functions identified as general and administrative are classified as such. In prior periods, though such expenses were a smaller expense, they were classified as sales and marketing. The Company expects general and administrative expenses to increase in future quarters.

     Interest income, net is comprised primarily of interest income earned on the Company's cash, cash equivalents and investments adjusted for interest expense, net foreign exchange gain (loss) and other financing expenses. Interest income is $237 thousand in the quarter ended June 30, 1999 compared to $109 thousand in the same quarter last year, an increase of $128 thousand or 117%. The increase of interest income, net is due primarily to higher average balances of cash, cash equivalents and marketable securities.

     Provision for income taxes is primarily for federal alternative minimum taxes and state and foreign income taxes. For the quarter ended June 30, 1999 the provision is approximately $43 thousand compared to $2 thousand in the same quarter last year. The increase is primarily due to reporting income before a provision of taxes in the current year quarter compared to a reported loss in the same quarter last year.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operations for the three-month period ended June 30, 1999 was $225 thousand compared to $1.9 million for the same three-month period last year. The decrease in cash used in operations for the three month period ended June 30, 1999 is primarily due to reporting net income in the current year period of $0.3 million compared to a net loss in the prior year period of $0.5 million as well as increased recognition of deferred revenue than in the prior year quarter.

     As of June 30, 1999, the Company had working capital of $21.6 million including $21.4 million of cash, cash equivalents and short-term marketable securities. The Company has a revolving line of credit that permits unsecured borrowings up to $1.0 million through August 1999. As of June 30, 1999, there were no outstanding loans under the line of credit and the Company was in compliance with the terms of the agreement.

     Property and equipment expenditures for the quarter ended June 30, 1999 were $215 thousand. The Company has committed $293 thousand to spend on property and equipment for the opening of a Chicago sales office, a corporate training center in Mahwah, NJ and corporate-wide upgrades on computer equipment. The Company expects that other purchases of property and equipment throughout the remainder of the year to be at a rate constant with prior fiscal year.

     Although it is difficult for the Company to predict future liquidity requirements with certainty, the Company believes that its existing cash and marketable securities balances, together with cash from operations and funds available under the existing line of credit, will be adequate to finance its operations for the next twelve months.

YEAR 2000 COMPLIANCE

     The Year 2000 computer issue creates risks for the Company. If internal systems do not correctly recognize and process data information beyond the Year 1999, there could be an adverse impact on the Company's operations. There are two other related issues which could also lead to incorrect calculations or failures: (1) some systems' programming assigns special meaning to certain dates, such as 9/9/99, and (2) the Year 2000 is a leap year. As used in this section, "Year 2000 capable" means that when used properly and in conformity with the product information provided by the Company, and when used with Year 2000 capable computer systems, the product will accurately store, display, process, provide, and/or receive data from, into, and between the twentieth and twenty-first centuries, including leap year calculations, provided that all other technology used in combination with the Company's product properly exchanges the data with the Company's product.

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

     Costs. The Company is incurring various costs to provide customer support and customer satisfaction services regarding Year 2000 issues and it is anticipated that these expenditures will continue through 1999 and thereafter. The costs incurred to date related to the Company's Year 2000 assessment and remediation programs have not been material. The cost which will be incurred by the Company regarding the implementation of Year 2000 compliant internal information systems, answering and responding to customer requests related to Year 2000 issues, including both incremental spending and redeployed resources, is currently not expected to exceed $150,000. The total cost estimate does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. In some instances, the installation schedule of new software and hardware in the normal course of business is being accelerated to also afford a solution to Year 2000 capability issues. The total cost estimate is based on the current assessment of the projects and is subject to change as the project progresses. Based on currently available information, management does not believe that the Year 2000 matters discussed above related to internal information technology or embedded systems of key suppliers' systems or products fold to customers will have material impact on the Company's financial condition or overall trends in results of operations. However, the Company cannot guarantee that the Year 2000 situation will not negatively impact the Company. In addition, the failure to ensure Year 2000 capability by a supplier or another third party could have a material adverse effect on the Company. The Company's Year 2000 compliance programs have been conducted internally, without the use of independent verification or validation processes. These assessment and compliance programs have not caused the deferral by the Company of other information technology projects.

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

BUSINESS RISKS

     History of Operating Losses. The Company has reported an operating loss for every quarter since its incorporation in February 1992 except for the four consecutive quarters of 1996, the last three quarters of fiscal 1999, and the first quarter of fiscal 2000. There can be no assurance that the Company will be able to sustain profitability on a quarterly or annual basis in the future.

     Retention of Executives and Key Employees. The Company's future success depends upon the contributions of its executives and key employees. The inability to retain executives and certain key employees in research and development and sales and marketing could have a significant adverse effect on the Company's ability to develop new products and versions of its products and market and sell its products in the marketplace. The loss of the services of one or more of the Company's executives or key employees could have a material adverse effect on the Company's operating results. The Company also believes its future success will depend in large part upon its ability to attract and retain additional highly skilled personnel.

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

     Rapid Technological Change and Introduction of New Products. The market for Electronic Software Distribution ("ESD") products is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. The Company's future success will depend in large part on the Company's ability to enhance its current products and to develop and introduce new products that keep pace with technological developments, achieve market acceptance and respond to customer requirements that are constantly evolving. Responding to rapid technological change and the need to develop and introduce new products to meet customers' expanding needs will require the Company to make substantial investments in research and product development. During fiscal 1999, among other research and development expenditures, the Company allocated research and development funding to the development of its most recent release of Radia, version 2.0, an integrated LDAP adapter, as well as enhancements to EDM. The Company intends to continue to allocate funding to these development projects throughout fiscal 2000. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, and in particular advances in client/server enterprise hardware platforms, internet applications and platforms, operating systems and systems management applications, or any significant delays in product development or introduction, could result in a loss of competitiveness or could materially and adversely affect the Company's operating results. There can be no assurance that any product enhancements or new products developed by the Company will gain market acceptance.

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

     Software products as complex as those offered by the Company may contain undetected errors or failures that, despite significant testing by the Company, are discovered only after a product has been installed and used by customers. Although the Company's business has not been materially and adversely affected by any such errors to date, there can be no assurance that errors will not be found in the Company's products in the future. Such errors could cause delays in product introductions and shipments, require design modifications, result in loss of or delay in market acceptance of the Company's products, or loss of existing customers, any of which could adversely affect the Company's business, financial condition and results of operations.

     Competition. Competition in the software and content management market is diverse and rapidly changing. While a variety of vendors have offered some form of ESD, Internet Services Management ("ISM") or similar solutions with their offerings, the current and prospective closest competitors of the Company today fall into four categories:

     - Network/Systems Management Framework Vendors. These competitors include International Business Machines Corporation ("IBM")/Tivoli Systems Inc. and Computer Associates International Inc. who offer conventional ESD tools as part of their enterprise frameworks.

     - LAN/Desktop Management Suite Vendors. These competitors include vendors such as Microsoft Corporation, Intel Corporation and Network Associates, Inc. who offer workgroup-based conventional ESD tools as part of a LAN administration package.

     - Internet ESD Vendors. These competitors (also known as ISM providers) include companies such as Marimba, Inc., and BackWeb Technologies Ltd. originally "push" technology companies that have redefined themselves to take advantage of the Internet services market.

     - Mobile Management Suite Vendors. These competitors include Sterling Commerce, Inc.

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

     Risks Related to International Revenues. In fiscal 1998 and 1999, approximately 46% and 47% of the Company's net revenues, respectively, were derived from its international operations. In the three months ended June 30, 1999, 34% of the Company's revenue was derived from international operations. International revenues are a significant percentage of the Company's revenues and the Company plans to continue to develop international sales, primarily through its European operations. The Company's operations and financial results could be significantly affected by factors associated with international operations, such as changes in foreign currency exchange rates, uncertainties relative to regional economic circumstances, longer payment cycles, greater difficulty in accounts receivable collection, changes in regulatory requirements and product localization requirements, as well as by other factors associated with international activities.

     Customer Concentration. During fiscal 1999, two customers, Amdahl Corporation ("Amdahl") and Esoft, Ltd. ("Esoft") accounted for approximately 17% and 12% of total revenues, respectively. During 1998, two customers, Amdahl and Electronic Data Systems Corporation, accounted for approximately 31% and 10% of total revenues, respectively. During 1997, two customers, IBM and Amdahl, accounted for approximately 23% and 16% of total revenues, respectively. In the three months ended June 30, 1999, two customers, Motorola, Inc. and Esoft, accounted for approximately 16% and 11% of total revenues, respectively. In June 1995, the Company entered into a seven-year, non-exclusive OEM and distribution agreement with Amdahl. Under the agreement Amdahl can sublicense EDM throughout the world as part of their bundled solution and sublicense EDM stand-alone to a limited worldwide market. Novadigm agreed to provide limited technical support and training. The agreement required Amdahl to pay the Company $8 million in minimum royalties in 1996; and $4 million in minimum royalties in each of 1997 and 1998. The agreement was amended in March 1997, instead requiring Amdahl to pay $2 million in minimum royalties in each of 1997 and 1998; and minimum royalties of $3 million in each of 1999 and 2000. In the event of a change of control of the Company, the amended agreement allows Amdahl the right to terminate the agreement and recover unused guaranteed sublicense fees at the time of the termination, to the extent they were also outstanding at March 31, 1997. Though Amdahl renewed the agreement at the end of 1999, there can be no assurance that

Amdahl will extend this agreement in subsequent years. Although the Company believes that its dependence on its relationship with Amdahl has become less significant over time as the Company expands the number of companies participating in its indirect marketing channels, the disruption of the Company's relationship with Amdahl could materially and adversely affect the Company's operating results and financial condition.

     Dependence on Proprietary Technology; Risks of Infringement. The success of the Company will be, heavily dependent upon proprietary technology. The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which provide only limited protection. Despite precautions taken by the Company, it may be possible for unauthorized third parties to copy aspects of its current or future products or to obtain and use information that either regards as proprietary. In particular, the Company may provide its respective licensees with access to its proprietary information underlying its licensed applications. There can be no assurance that such means of protecting their proprietary rights will be adequate or that their competitors will not independently develop similar or superior technology. Policing unauthorized use of software is difficult and, while the Company is able to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the proprietary rights of the Company to the same extent as do the laws of the United States. Litigation may be necessary in the future to enforce their intellectual property rights, to protect trade secrets or to determine the validity and scope of the proprietary rights of others. In March 1997, the Company filed suit against Marimba, Inc. alleging that Marimba has infringed on one of the Company's patents. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the business, results of operations, and financial condition of any or all of the Company. See "Item 1 -- Legal Proceedings."

     The Company does not believe that any of its software product offerings infringes the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement with respect to current or future products of the Company. For instance, in July 1999, Marimba filed suit against the Company alleging that certain of the Company's products infringe Marimba's patents. See "Item 1 -- Legal Proceedings." The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in their industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays, or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms or at all, which could have a material adverse effect on the business, results of operations, and financial condition of the Company.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On March 3, 1997, Novadigm sued Marimba, Inc. for infringement of the Company's U.S. Patent No. 5,581,764 (the "764 Patent") in the U.S. District Court for the Northern District of California. Novadigm alleges that Marimba's Castanet Software product infringes the "764 Patent." On May 2, 1997, Marimba filed an answer to Novadigm's complaint and a counterclaim, denying the Company's allegations and seeking a declaration that the "764 Patent" is invalid, not infringed, and unenforceable. Discovery in the case is nearing completion. Both parties filed summary judgement motions, which were heard by the court in June 1999, but neither of which was granted. A jury trial is presently scheduled for November 1999 with respect to certain of the claims. A second trial to address the remaining items has not yet been scheduled.

     On July 30, 1999, Marimba, Inc. ("Marimba") filed a complaint against the Company in U.S. District Court, Northern District of California, San Jose division alleging that the Company has infringed one of Marimba's patents. The suit seeks monetary damages as well as an injunction to prevent the Company from making, using or selling infringing software products. The suit seeks triple damages under the United States Patent Act.

     The Company intends to defend the new Marimba suit vigorously. However, the Company may not prevail in the above-mentioned litigation. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the business, results of operations, and financial condition of any or all of the Company. Furthermore, the Company expects to incur substantial costs in defending against the litigation filed against it by Marimba. Additionally, the Company anticipates that the costs of prosecuting its patent infringement litigation against Marimba will increase significantly if the dispute goes to trial as scheduled in November 1999. It is possible that the costs of prosecuting and defending the Marimba litigation could substantially exceed the Company's expectations. Moreover, as a result of such litigation, the Company may be required to enter into royalty or licensing agreements, that may not be available on acceptable terms or at all, which could have a material adverse effect on the business, results of operations, and financial condition of the Company.

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

Dated: August 13, 1999                    NOVADIGM, INC.

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

                                 EXHIBIT INDEX

EXHIBIT                       DOCUMENT DESCRIPTION
-------                       --------------------
 27.1     Financial Data Schedule