Form 10-Q
period 1999-09-30
NOVADIGM INC
filed 1999-11-15
CIK 888358

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On September 30, 1999 there were 18,119,948 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 NOVADIGM, INC.

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
                         PART I. FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements
          Condensed Consolidated Balance Sheets as of September 30,
          1999 and March 31, 1999.....................................      3
          Condensed Consolidated Statements of Income for the
          three-month and six-month periods ended September 30, 1999
          and September 30, 1998......................................      4
          Condensed Consolidated Statements of Cash Flows for the
          six-month periods ended September 30, 1999 and September 30,
          1998........................................................      5
          Notes to Condensed Consolidated Financial Statements........      6
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      7
Item 3.   Quantitative and Qualitative Disclosures about Market
          Risk........................................................     17

                           PART II. OTHER INFORMATION
Item 1.   Legal Proceedings...........................................     18
Item 2.   Changes in Securities.......................................     18
Item 3.   Defaults upon Senior Securities.............................     18
Item 4.   Submission of Matters to a Vote of Security Holders.........     19
Item 5.   Other Information...........................................     19
Item 6.   Exhibits and Reports on Form 8-K............................     19
SIGNATURES............................................................     20

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 NOVADIGM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                 SEPTEMBER 30,          MARCH 31,
                                                                     1999                  1999
                                                             ---------------------    --------------
                                                                  (UNAUDITED)
Cash and cash equivalents..................................         $ 6,930              $ 8,124
Short-term marketable securities...........................          16,507               13,412
Accounts receivable, net...................................           8,921                8,586
Prepaid expenses and other current assets..................           1,579                  985
                                                                    -------              -------
          Total current assets.............................          33,937               31,107
Property and equipment, net................................           1,821                1,396
Other assets...............................................           1,156                  873
                                                                    -------              -------
                                                                    $36,914              $33,376
                                                                    =======              =======

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities...................         $ 6,168              $ 6,240
Deferred revenue...........................................           4,495                3,873
                                                                    -------              -------
          Total current liabilities........................          10,663               10,113
Stockholders' equity:
  Common stock: 30,000 shares authorized; 18,163 and 17,838
     issued as of September 30, 1999 and March 31, 1999,
     respectively..........................................              11                   11
  Additional paid-in capital...............................          66,573               65,476
  Accumulated deficit......................................         (40,187)             (41,791)
  Treasury stock...........................................               0                 (265)
  Accumulated comprehensive loss...........................            (146)                (168)
                                                                    -------              -------
          Total stockholders' equity.......................          26,251               23,263
                                                                    -------              -------
                                                                    $36,914              $33,376
                                                                    =======              =======

                            See accompanying notes.

                                 NOVADIGM, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                      ------------------    ------------------
                                                       1999       1998       1999       1998
                                                      -------    -------    -------    -------
REVENUES:
  Licenses..........................................  $ 6,991    $ 5,759    $11,166    $ 9,635
  Maintenance and services..........................    4,336      2,130      8,217      4,812
                                                      -------    -------    -------    -------
          Total revenues............................   11,327      7,889     19,383     14,447
OPERATING EXPENSES:
  Cost of maintenance and services..................    1,250        821      2,411      1,851
  Sales and marketing...............................    5,276      4,245      9,295      7,940
  Research and development..........................    1,696      1,233      2,885      2,456
  General and administrative........................    1,909      1,243      3,497      2,479
                                                      -------    -------    -------    -------
          Total operating expenses..................   10,131      7,542     18,088     14,726
                                                      -------    -------    -------    -------
Operating income (loss).............................    1,196        347      1,295       (279)
Interest income, net................................      195        174        432        283
                                                      -------    -------    -------    -------
Income before provision for income taxes............    1,391        521      1,727          4
Provision for income taxes..........................       80          0        123          2
                                                      -------    -------    -------    -------
Net income..........................................  $ 1,311    $   521    $ 1,604    $     2
                                                      =======    =======    =======    =======
Earnings per share -- basic.........................  $  0.07    $  0.03    $  0.09    $  0.00
                                                      =======    =======    =======    =======
Weighted average common shares
  outstanding -- basic..............................   18,039     17,502     17,972     17,486
                                                      =======    =======    =======    =======
Earnings per share -- diluted.......................  $  0.07    $  0.03    $  0.08    $  0.00
                                                      =======    =======    =======    =======
Weighted average common and common equivalent shares
  outstanding -- diluted............................   19,998     17,562     19,828     17,516
                                                      =======    =======    =======    =======

                            See accompanying notes.

                                 NOVADIGM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              FOR THE SIX MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................   $  1,604      $      2
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities --
     Depreciation and amortization..........................        414           399
     Increase in accounts receivable, net...................       (335)       (3,857)
     Increase in prepaid expenses and other current
      assets................................................       (594)          (71)
     Decrease (increase) in other assets....................       (283)           80
     Decrease in accounts payable and accrued liabilities...        (72)         (687)
     Increase (decrease) in deferred revenue................        622          (358)
                                                               --------      --------
          Net cash provided by (used in) operating
            activities......................................      1,356        (4,492)
                                                               --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................       (839)         (293)
  Purchases of held-to-maturity securities..................    (19,193)      (13,934)
  Proceeds from redemptions of held-to-maturity
     securities.............................................     16,098        18,936
                                                               --------      --------
          Net cash provided by (used in) investing
            activities......................................     (3,934)        4,709
                                                               --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from the exercise of stock options...........      1,362           131
                                                               --------      --------
          Net cash provided by financing activities.........      1,362           131
                                                               --------      --------
Effect of exchange rate changes on cash.....................         22            89
                                                               --------      --------
Net increase (decrease) in cash and cash equivalents........     (1,194)          437
Cash and cash equivalents at the beginning of the period....      8,124         4,431
                                                               --------      --------
Cash and cash equivalents at the end of the period..........   $  6,930      $  4,868
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

     In accordance with SFAS 128, the following table reconciles net income and share amounts used to calculate basic earnings per share and diluted earnings per share.

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                      ------------------    ------------------
                                                       1999       1998       1999       1998
(IN THOUSANDS, EXCEPT PER SHARE DATA)                 -------    -------    -------    -------
Numerator:
Net income..........................................  $ 1,311    $   521    $ 1,604    $     2
                                                      =======    =======    =======    =======
Denominator:
  Weighted average number of common shares
     outstanding -- basic...........................   18,039     17,502     17,972     17,486
  Incremental shares from assumed conversion of
     stock options..................................    1,959         60      1,856         30
                                                      -------    -------    -------    -------
  Weighted average common and common equivalent
     shares outstanding -- diluted..................   19,998     17,562     19,828     17,516
                                                      =======    =======    =======    =======
Earnings per share -- basic.........................  $  0.07    $  0.03    $  0.09    $  0.00
                                                      =======    =======    =======    =======
Earnings per share -- diluted.......................  $  0.07    $  0.03    $  0.08    $  0.00
                                                      =======    =======    =======    =======

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

     This report should be read in conjunction with the Company's annual report on Form 10-K for the fiscal year ended March 31, 1999, as filed with the Securities and Exchange Commission.

OVERVIEW

     The Company designs, markets and supports technology solutions that efficiently and reliably deliver, update and maintain software and content across the extended enterprise. The Company's principal customers include medium to large organizations with widely deployed and heterogeneous business-to-employee ("B2E"), business-to-business ("B2B") and business-to-customer ("B2C") networks. The Company was incorporated in February 1992. Through September 1993, the Company's primary efforts were devoted to product development. In October 1993, Version 1.0 of Enterprise Desktop Manager ("EDM(TM)") was released for general availability. Since its first release, the Company has continued to develop EDM by adding new features, applications and platforms. Version 2.0 of EDM was released in February 1994, Version 3.0 in June 1995, and Version 4.0 was released in October 1997. In November 1997, the Company released Radia(R) Software Manager, an Internet-based software and content management solution and in November 1998, the Company announced the general availability of Radia Software Manager Version 2.0 as well as the Radia Application Manager. In October 1999, the Company announced Radia E-wrap(TM) for ASPs to address the requirements for providing software to application service providers (ASPs), independent software vendors (ISVs) and enterprise information technology (IT) providers as subscription services.

     The Company generates license revenues from licensing the rights to use its software products to end users and sublicense fees from resellers. The Company also generates maintenance and service revenues from providing renewable support and software update rights services (maintenance) and from consulting and training activities performed for license customers.

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

GEOGRAPHIC SEGMENT INFORMATION

     The Company has adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, ("SFAS 131"), disclosures about segments of an enterprise and related information, effective for fiscal years beginning after December 31, 1997. SFAS 131 supersedes Statement of Financial Accounting Standards No. 14, ("SFAS 14"), Financial Reporting for Segments of a Business Enterprise. SFAS 131 changes current practice under SFAS 14 by establishing new standards to report information about operating segments in annual and interim financial statements based on the approach that management utilized to organize the segments within the Company for management reporting and decision making.

     The Company markets its products and related services to customers in North America, Europe, the Pacific Rim, Africa and South America. The Company's international revenue represents products shipped from the United States directly to end-users outside the United States. The Company does not sell products directly to its international subsidiaries.

     The following table presents revenue information by geographic area for the three and six-month periods ended September 30, 1999.

                                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                               -------------------    ------------------
                                                 1999       1998       1999       1998
(IN THOUSANDS)                                 --------    -------    -------    -------
North America and all other..................  $ 6,897     $3,039     $12,202    $ 6,636
Europe and Africa............................    4,430      4,850       7,181      7,811
                                               -------     ------     -------    -------
          Total..............................  $11,327     $7,889     $19,383    $14,447
                                               =======     ======     =======    =======

     The following table presents long-lived-asset information by geographic area at September 30, 1999 and 1998.

                                                              SEPTEMBER 30,
                                                              --------------
                                                              1999     1998
(IN THOUSANDS)                                                -----    -----
North America and all other.................................  $834     $106
Europe and Africa...........................................     5      187
                                                              ----     ----
          Total.............................................  $839     $293
                                                              ====     ====

RESULTS OF OPERATIONS

     For the periods indicated, the following table sets forth the percentage of total revenue represented by the respective line items in the Company's condensed consolidated statements of operations (unaudited):

                                                               THREE MONTHS       SIX MONTHS
                                                                  ENDED             ENDED
                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                              --------------    --------------
                                                              1999     1998     1999     1998
                                                              -----    -----    -----    -----
REVENUES:
  Licenses..................................................   61.7%    73.0%    57.6%    66.7%
  Maintenance and services..................................   38.3     27.0     42.4     33.3
                                                              -----    -----    -----    -----
          Total revenues....................................  100.0    100.0    100.0    100.0
OPERATING EXPENSES:
  Cost of maintenance and services..........................   11.0     10.4     12.4     12.9
  Sales and marketing.......................................   46.6     53.8     48.0     55.0
  Research and development..................................   15.0     15.6     14.9     17.0
  General and administrative................................   16.8     15.8     18.0     17.2
                                                              -----    -----    -----    -----
          Total operating expenses..........................   89.4     95.6     93.3    102.1
                                                              -----    -----    -----    -----
Operating income (loss).....................................   10.6      4.4      6.7     (1.9)
Interest income, net........................................    1.7      2.2      2.2      2.0
                                                              -----    -----    -----    -----
Income before provision for income taxes....................   12.3      6.6      8.9      0.1
Provision for income taxes..................................    0.7       --      0.6       --
                                                              -----    -----    -----    -----
Net income..................................................   11.6%     6.6%     8.3%     0.1%
                                                              =====    =====    =====    =====

     Total revenues for the Company's second fiscal quarter ended September 30, 1999 were $11.3 million compared to $7.9 million for the same quarter of the previous year, an increase of $3.4 million or 43%. Revenues attributable to the direct sales channel in the quarter ended September 30, 1999 were 53% of total revenues compared to 33% of total revenues for the same quarter last year. Revenues from North America customers in the quarter ended September 30, 1999 represented 61% of total revenues compared to 39% of total revenues for the same quarter last year. Total revenues for the six-month period ended September 30, 1999 were $19.4 million compared to $14.4 million for the same period of the previous year, an increase of $4.9 million or 34%. Revenues attributable to the direct sales channel in the six-month period ended September 30, 1999 were 58% of total revenues compared to 45% of total revenues for the same period last year. Revenues from North America customers in the six-month period ended September 30, 1999 represented 63% of total revenues compared to 46% of total revenues for the same period last year. The increase in total revenues in the current year quarter and six-month period over the same quarter and six-month period last year, respectively, is due to increased licensing of the Company's products resulting in higher license and maintenance and services revenues.

     License revenues were $7.0 million or 61.7% of total revenues for the quarter ended September 30, 1999 compared to $5.8 million or 73% of total revenues for the same quarter last year. License revenues for the six month period ended September 30, 1999 were $11.2 million or 57.6% of total revenues compared to $9.6 million or 66.7% of total revenues for the same period last year. The increases in license revenues for the quarter and six-month periods ended September 30, 1999 were primarily attributable to closing a greater number of contracts. Also, there continues to be increased demand for the Company's products by both new customers and existing customers, more effective corporate marketing programs, and the expansion of the Company's sales force in North America and Europe. From time to time, the Company accepts guaranteed sublicense fees from distributors. Distributors pay guaranteed sublicense fees in order to have the right to sublicense the Company's products to its customers and to receive training and support services from the Company. At September 30, 1999, approximately 66% of all guaranteed sublicense fees received by the Company had been relicensed by the Company's distributors to end-users.

     Maintenance and service revenues for the quarter ended September 30, 1999 exceeded maintenance and service revenues for the same quarter of the prior year by 104%. Maintenance and service revenues were $4.3 million or 38.3% of total revenues for the quarter ended September 30, 1999 compared to $2.1 million or 27.0% of total revenues for the comparable quarter last year. Maintenance and service revenues for the six-month period ended September 30, 1999 exceeded maintenance and service revenues for the same six-month period of the prior year by 71%. Maintenance and service revenues for the six-month period ended September 30, 1999 were $8.2 million or 42.4% of total revenues compared to $4.8 million or 33.3% of total revenues for the comparable period last year. The higher maintenance and service revenues for the quarter and six-month periods is due primarily to the increase in the Company's customer base and the high rate of renewal of maintenance contracts by customers, an increase in September 1998 of the Company's maintenance prices, as well as the increased demand for the Company's consulting and training services associated with the higher licensing activity from new customers.

     Cost of maintenance and services includes the direct costs of customer support and update rights, and the direct and indirect costs of providing training, maintenance and technical support and consulting services to the Company's customers. Cost of maintenance and services consist primarily of payroll, related benefits, and travel for field engineers and support personnel, other related overhead and third-party consulting fees. Cost of maintenance and services were $1.3 million or 29% of maintenance and service revenues for the quarter ended September 30, 1999 compared to $0.8 million or 38% of maintenance and service revenues for the quarter ended September 30, 1998. Cost of maintenance and services for the six-month period ended September 30, 1999 was $2.4 million or 29% of maintenance and service revenues compared to $1.9 million or 39% of maintenance and service revenues for the same period last year. The higher cost of maintenance and services in the quarter and six-month periods ended September 30, 1999, as compared to the same periods of the prior year, was primarily due to an increase in personnel to handle the 104% and 71% increase in the maintenance and service revenue in the quarter and six-month periods ended September 30, 1999 compared to the same quarter and six-month periods of the prior year, respectively. The Company expects the cost of maintenance and services to increase in future quarters to support the growing demand for the Company's maintenance, consulting and training services.

     Sales and marketing expenses consist primarily of salaries, related benefits, commissions, travel, consultant fees, and other costs associated with the Company's sales and marketing efforts. Sales and marketing expenses for the quarter ended September 30, 1999 were $5.3 million or 46.6% of total revenues as compared to $4.2 million or 53.8% of total revenues for the same period last year. Sales and marketing expenses for the six-month period ended September 30, 1999 were $9.3 million or 48.0% of total revenues as compared to $7.9 million or 55% of total revenues for the same period last year. The increase in the quarter and the six-month periods this year as compared to the same periods last year was primarily due to increased staffing levels as well as higher compensation costs resulting from higher reported revenues in the quarter and six-month periods. The Company expects sales and marketing expenses to increase in future periods in support of its growth plans.

     Research and development expenses consist primarily of salaries, related benefits, consultant fees and other costs associated with the Company's research and development efforts. Research and development expenses were $1.7 million or 15.0% of total revenues for the quarter ended September 30, 1999 compared to $1.2 million or 15.6% of total revenues for the same period last year. Research and development expenses for the six-month periods ended September 30, 1999 and September 30, 1998 were $2.9 million or 14.9% of total revenues and $2.5 million or 17.0% of total revenues, respectively. The higher costs in the quarter and six-month periods were due to the further development of the Company's products to operate on additional platforms and the development of products to address the requirements of application service providers (ASPs), independent software vendors (ISVs) and enterprise information technology (IT) providers for providing software applications to customers as subscription services. Though the Company anticipates that it will continue to invest resources to further enhance and develop its products the Company does not anticipate significant growth in research and development expense in the remainder of the fiscal year.

     General and administrative expenses consist primarily of salaries, related benefits, travel and fees for professional services such as legal, consulting and accounting. General and administrative expenses were

$1.9 million or 16.8% of total revenues for the quarter ended September 30, 1999 compared to $1.2 million or 15.8% of total revenues for the same period last year. General and administrative expenses for the six-month period ended September 30, 1999 were $3.5 million or 18% of total revenues compared to $2.5 million or 17.2% of total revenues for the same period of last year. The increase in general and administrative expenses in the current year quarter over the same quarter last year is primarily due to higher legal fees associated with a patent infringement litigation initiated by the Company and related litigation (See Part II, Item 1. Legal Proceedings herein and Part I, Item 3. Legal Proceedings in the Company's Form 10-K for the fiscal year ended March 31,
1999). In addition, there has been increased growth of the European sales and support operations. The Company expects general and administrative expenses to increase in future quarters.

     Interest income, net is comprised primarily of interest income earned on the Company's cash, cash equivalents and marketable securities adjusted for interest expense, net foreign exchange gain (loss) and other financing expenses. Net interest income was $195,000 and $432,000 for the quarter and six-month periods ended September 30, 1999, respectively, compared to $174,000 and $283,000 for the same periods of last year, respectively. Interest income increased for the quarter and six-month period ended September 30, 1999 due primarily to higher average balances of cash, cash equivalents and marketable securities.

     Provision for income taxes is primarily for federal, state and foreign income taxes. For the quarter ended September 30, 1999 the provision is approximately $80,000 compared to $0 in the same quarter last year. For the six-month period ended September 30, 1999, the provision was approximately $123,000 compared to $2,000 for the same six-month period of last year. The increases are primarily due to reporting higher income in the current year quarter and six-month period compared to the same periods of last year.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations for the six-month period ended September 30, 1999 was $1.4 million compared to cash used in operations of $4.5 million for the same period last year. The increase in cash provided by operations for the six-month period ended September 30, 1999 was primarily due to a smaller increase in accounts receivable in the six-month period ended September 30, 1999 compared to the same period last year and due to reporting a higher net income in the current year six-month period compared to the same period last year.

     As of September 30, 1999, the Company had working capital of $23.3 million including $23.4 million of cash, cash equivalents and short-term marketable securities. The Company has a revolving line of credit that permits unsecured borrowings up to $1.0 million through September 2000. As of September 30, 1999, there were no outstanding loans under the line of credit and the Company was in compliance with the terms of the agreement.

     Property and equipment expenditures were $624,000 and $839,000 for the quarter and six-month period ended September 30, 1999, respectively. The Company had no material commitments to purchase property and equipment at September 30, 1999 and expects to purchase property and equipment throughout the remainder of the fiscal year at a rate consistent with the prior fiscal year.

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

     Internal Systems. To address these Year 2000 issues with its internal systems, the Company initiated a program to deal with the Company's internal management information systems and its embedded systems (e.g. phones, and security systems). The program includes both assessment and remediation proceeding in parallel and the Company has completed and tested changes to those management and critical systems as of the third calendar quarter of 1999. These activities encompassed all major categories of systems used by the Company, including sales and financial systems and embedded systems.

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

     Costs. The Company is incurring various costs to provide customer support and customer satisfaction services regarding Year 2000 issues and it is anticipated that these expenditures will continue through 1999 and thereafter. The costs incurred to date related to the Company's Year 2000 assessment and remediation programs have not been material. The cost which will be incurred by the Company regarding the implementation of Year 2000 compliant internal information systems, answering and responding to customer requests related to Year 2000 issues, including both incremental spending and redeployed resources, is currently not expected to exceed $150,000. The total cost estimate does not include potential costs related to any customer or other claims or the cost of internal software and hardware replaced in the normal course of business. In some instances, the installation schedule of new software and hardware in the normal course of business is being accelerated to also afford a solution to Year 2000 capability issues. The total cost estimate is based on the current assessment of the projects and is subject to change as the project progresses. Based on currently available information, management does not believe that the Year 2000 matters discussed above related to internal information technology or embedded systems of key suppliers' systems or products sold to customers will have material impact on the Company's financial condition or overall trends in results of operations. However, the Company cannot guarantee that the Year 2000 situation will not negatively impact the Company. In addition, the failure to ensure Year 2000 capability by a supplier or another third party could have a material adverse effect on the Company. The Company's Year 2000 compliance programs have been conducted internally, without the use of independent verification or validation processes. These assessment and compliance programs have not caused the deferral by the Company of other information technology projects.

     The Company's most reasonably likely worst case Year 2000 scenario is that the Company experiences key service interruptions due to Year 2000 problems.

     The Company has addressed potential problem areas with internal systems and with suppliers and other third parties. It is expected that assessment, remediation and contingency planning activities will be ongoing throughout 1999 with the goal of appropriately resolving all material internal systems and third-party issues.

BUSINESS RISKS

     History of Operating Losses. The Company has a history of reporting operating losses. There can be no assurance that the Company will be able to sustain profitability on a quarterly or annual basis in the future.

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

     Rapid Technological Change and Introduction of New Products. The market for software and content management (Electronic Software Distribution ("ESD"), Internet Services Management ("ISM"), etc.) products is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. The Company's future success will depend in large part on the Company's ability to enhance its current products and to develop and introduce new products that keep pace with technological developments, achieve market acceptance and respond to customer requirements that are constantly evolving. Responding to rapid technological change and the need to develop and introduce new products to meet customers' expanding needs will require the Company to make substantial investments in research and product development. During fiscal 1999 and six months of fiscal 2000, among other research and development expenditures, the Company allocated research and development funding to the development of its most recent release of Radia Software Manager, version 2.0, Radia Application Manager, Radia E-wrap(TM) for ASPs, an integrated LDAP adapter, support for IBM 4690 and SCO Unix devices, as well as enhancements to EDM. The Company intends to continue to allocate funding to these development projects throughout the remainder of fiscal 2000. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, and in particular advances in enterprise hardware platforms, Internet applications and platforms, operating systems and systems management applications, or any significant delays in product development or introduction, could result in a loss of competitiveness or could materially and adversely affect the Company's operating results. There can be no assurance that any product enhancements or new products developed by the Company will gain market acceptance.

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

     Competition. Competition in the software and content management market is diverse and rapidly changing. While a variety of vendors have offered some form of ESD, Internet Services Management or similar solutions with their offerings, the current and prospective closest competitors of the Company today fall into four categories:

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

     - Mobile Management Suite Vendors. These competitors include Sterling Commerce, Inc.

     Novadigm believes that it competes effectively with all of these vendors in its target market on the basis of its E-wrap(TM) technology, broader product line for software and content management, patented fractional differencing technology, desired-state technological innovation, unique adaptive configuration functionality, higher product implementation success rates, and extensive customer support. Novadigm differentiates its products in the market based on results that have proven its products are capable of distributing and managing software and content faster, across larger and more diverse environments, with higher reliability and greater adaptability.

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

     Risks Related to International Revenues. For the years ending March 31, 1998 and 1999, approximately 46% and 47% of the Company's net revenues, respectively, were derived from its international operations. In the six-months ended September 30, 1999, 37% of the Company's revenue was derived from international operations. International revenues are a significant percentage of the Company's revenues and the Company plans to continue to develop international sales, primarily through its European operations. The Company's operations and financial results could be significantly affected by factors associated with international operations, such as changes in foreign currency exchange rates, uncertainties relative to regional economic circumstances, longer payment cycles, greater difficulty in accounts receivable collection, changes in regulatory requirements and product localization requirements, as well as by other factors associated with international activities.

     Customer Concentration. In the fiscal year ended March 31, 1999, two customers, Amdahl Corporation ("Amdahl") and Esoft, Ltd. ("Esoft") accounted for approximately 17% and 12% of total revenues, respectively. In fiscal 1998, two customers, Amdahl and Electronic Data Systems Corporation, accounted for approximately 31% and 10% of total revenues, respectively. During fiscal 1997, two customers, IBM and Amdahl, accounted for approximately 23% and 16% of total revenues, respectively. In the six months ended September 30, 1999 no customer accounted for more than 10% of total revenues. In June 1995, the Company entered into a seven-year, non-exclusive OEM and distribution agreement with Amdahl. Under the agreement Amdahl can sublicense EDM throughout the world as part of their bundled solution and sublicense EDM stand-alone to a limited worldwide market. Novadigm agreed to provide limited technical support and training. The agreement required Amdahl to pay the Company $8 million in minimum royalties in 1996; and $4 million in minimum royalties in each of 1997 and 1998. The agreement was amended in March 1997, instead requiring Amdahl to pay $2 million in minimum royalties in each of 1997 and 1998; and minimum royalties of $3 million in each of 1999 and 2000. In the event of a change of control of the Company, the amended agreement allows Amdahl the right to terminate the agreement and recover unused guaranteed sublicense fees at the time of the termination, to the extent they were also outstanding at March 31, 1997. Though Amdahl renewed the agreement at the end of 1999, there can be no assurance that Amdahl will extend this agreement in subsequent years. Although the Company believes that its dependence on its relationship with Amdahl has become less significant over time as the Company expands the number of companies participating in its indirect marketing channels, the disruption of the Company's relationship with Amdahl could materially and adversely affect the Company's operating results and financial condition.

     Dependence on Proprietary Technology; Risks of Infringement. The success of the Company will be, heavily dependent upon proprietary technology. The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which provide only limited protection. Despite precautions taken by the Company, it may be possible for unauthorized third parties to copy aspects of its current or future products or to obtain and use information that either regards as proprietary. In particular, the Company may provide its respective licensees with access to its proprietary information underlying its licensed applications. There can be no assurance that such means of protecting their proprietary rights will be adequate or that their competitors will not independently develop similar or superior technology. Policing unauthorized use of software is difficult and, while the Company is able to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the proprietary rights of the Company to the same extent as do the laws of the United States. Litigation may be necessary in the future to enforce their intellectual property rights, to protect trade secrets or to determine the validity and scope of the proprietary rights of others. In March 1997, the Company filed suit against Marimba, Inc. alleging that Marimba has infringed on one of the Company's patents. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the business, results of operations, and financial condition of any or all of the Company (See "Part II, Item 1 -- Legal Proceedings" hereof).

     The Company does not believe that any of its software product offerings infringes the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement with respect to current or future products of the Company. For instance, in July 1999, Marimba filed suit against the Company alleging that certain of the Company's products infringe Marimba's patents (See "Part II, Item 1 -- Legal Proceedings" hereof). The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in their industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays, or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms or at all, which could have a material adverse effect on the business, results of operations, and financial condition of the Company.

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

     Year 2000 Implications. Many currently installed computer systems and software products are unable to distinguish 21st century dates from 20th century dates. Beginning in the year 2000, these date code fields will need to distinguish 21st century dates from 20th century dates, and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The Company has undertaken assessment, testing and remediation as described above under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Compliance." However, there can be no assurance that the Company's products are Year 2000 compliant, or that the Company's products will not be integrated with, or otherwise interact with, non-compliant software. The foregoing could expose the Company to claims from its customers and result in the loss of or delay in market acceptance of the Company's products, increased service and warranty costs to the Company and payment by the Company of compensatory or other damages, any of which events could have a material adverse effect on the Company's business, operating results and financial condition. Although the Company believes that the cost to replace or upgrade its internal systems to be Year 2000 compliant will not have a material adverse effect on its business, the failure of any third-party systems to operate properly with regard to the Year 2000 and thereafter could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, the purchasing patterns of potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its 1999 Annual Meeting of Stockholders on September 17, 1999. The following matters were approved by the stockholders by the votes indicated below:

                                                       VOTES        VOTES                 BROKER
                                                        FOR        AGAINST    ABSTAIN    NON-VOTES
                                                     ----------    -------    -------    ---------
a.   Election of four directors to serve for the
     ensuing year as follows:
     Albion J. Fitzgerald..........................  13,443,576         --    23,292           --
     Robert B. Anderson............................  13,443,826         --    23,042           --
     H. Kent Petzold...............................  13,404,476         --    62,392           --
     Deborah Doyle McWhinney.......................  13,443,796         --    23,072           --
b.   Proposal to amend the Company's 1992 Stock
     Option Plan to provide for a maximum term of
     all options granted thereunder of 10 years....  13,078,251    227,011    13,380      148,226
c.   Proposal to amend the Company's 1995 Stock
     Option Plan for French Employees to provide
     for a maximum term of all options granted
     thereunder of 9 1/2 years.....................  13,232,523    222,065    12,280           --
d.   Proposal to appointment of Arthur Andersen LLP
     as independent auditors of the Company for the
     fiscal year ending March 31, 2000.............  13,442,389     14,479    10,000           --

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        27.1  Financial Data Schedule

     (b) Reports

     The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.

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

Dated: November 15, 1999

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 27.1     Financial Data Schedule