Form 10-Q
period 1999-12-31
NOVADIGM INC
filed 2000-02-14
CIK 888358

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                                    FORM 10-Q

(MARK ONE)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   On December 31, 1999 there were 18,378,588 shares of the Registrant's Common Stock outstanding.

                                 NOVADIGM, INC.

                                      INDEX

                                                                                 PAGE NO.
                                                                                 --------
PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets as of December 31, 1999
            and March 31, 1999                                                      3

            Condensed Consolidated Statements of Income for the three-
            month and nine-month periods ended December 31, 1999 and
            December 31, 1998                                                       4

            Condensed Consolidated Statements of Cash Flows for the nine-
            month periods ended December 31, 1999 and December 31, 1998             5

            Notes to Condensed Consolidated Financial Statements                    6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                               7

Item 3.     Quantitative and Qualitative Disclosures about Market Risk             16

PART II.    OTHER INFORMATION                                                      17

Item 1.     Legal Proceedings                                                      17

Item 2.     Changes in Securities                                                  17

Item 3.     Defaults upon Senior Securities                                        17

Item 4.     Submission of Matters to a Vote of Security Holders                    17

Item 5.     Other Information                                                      17

Item 6.     Exhibits and Reports on Form 8-K                                       17

SIGNATURES                                                                         19

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 NOVADIGM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                December 31,    March 31,
                                                                   1999           1999
                                                                ------------    --------
                                                                (unaudited)
                                     ASSETS
Cash and cash equivalents                                        $  6,719       $  8,124
Short-term marketable securities                                   16,423         13,412
Accounts receivable, net                                           13,570          8,586
Prepaid expenses and other current assets                           1,210            985
                                                                 --------       --------
       Total current assets                                        37,922         31,107
Property and equipment, net                                         1,866          1,396
Other assets                                                        1,077            873
                                                                 --------       --------
                                                                 $ 40,865       $ 33,376
                                                                 ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                         $  7,448       $  6,240
Deferred revenue                                                    4,273          3,873
                                                                 --------       --------
        Total current liabilities                                  11,721         10,113
Stockholders' equity:
  Common stock: 30,000 shares authorized; 18,394 and 17,838
    issued as of December 31, 1999 and March 31, 1999,
    respectively                                                       11             11
  Additional paid-in capital                                       67,760         65,476
  Accumulated deficit                                             (38,389)       (41,791)
  Treasury stock                                                        0           (265)
  Accumulated comprehensive loss                                     (238)          (168)
                                                                 --------       --------
               Total stockholders' equity                          29,144         23,263
                                                                 --------       --------
                                                                 $ 40,865       $ 33,376
                                                                 ========       ========



                             See accompanying notes.

                                 NOVADIGM, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                       Three Months Ended        Nine Months Ended
                                                          December 31,              December 31,
                                                       1999         1998         1999         1998
                                                      -------      -------      -------      -------
REVENUES:
   Licenses                                           $ 7,629      $ 5,566      $18,795      $15,201
   Maintenance and services                             4,449        2,820       12,666        7,632
                                                      -------      -------      -------      -------
       Total revenues                                  12,078        8,386       31,461       22,833
OPERATING EXPENSES:
   Cost of maintenance and services                     1,437        1,071        3,848        2,922
   Sales and marketing                                  5,849        4,169       15,144       12,109
   Research and development                             1,509        1,229        4,394        3,685
   General and administrative                           1,692        1,392        5,189        3,861
                                                      -------      -------      -------      -------
       Total operating expenses                        10,487        7,861       28,575       22,577
                                                      -------      -------      -------      -------
Operating income                                        1,591          525        2,886          256
Interest income, net                                      309          153          741          436
                                                      -------      -------      -------      -------
Income before provision for income taxes                1,900          678        3,627          692
Provision for income taxes                                102            5          225            7
                                                      -------      -------      -------      -------

Net income                                            $ 1,798      $   673      $ 3,402      $   685
                                                      =======      =======      =======      =======

Earnings per share-basic                              $  0.10      $  0.04      $  0.19      $  0.04
                                                      =======      =======      =======      =======

Weighted average common shares outstanding-basic       18,273       17,570       18,073       17,514
                                                      =======      =======      =======      =======

Earnings per share-diluted                            $  0.09      $  0.04      $  0.17      $  0.04
                                                      =======      =======      =======      =======

Weighted average common and common equivalent
    shares outstanding - diluted                       20,966       18,919       20,245       18,007
                                                      =======      =======      =======      =======



                             See accompanying notes.

                                 NOVADIGM, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                               For the Nine Months
                                                                                Ended December 31,
                                                                             -----------------------
                                                                               1999           1998
                                                                             --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                 $  3,402       $    685
  Adjustments to reconcile net income to net cash provided by (used in)
     operating activities--
      Depreciation and amortization                                               637            676
      Increase in accounts receivable, net                                     (4,984)        (4,932)
      Increase in prepaid expenses and other current assets                      (225)           (28)
      (Increase) decrease in other assets                                        (204)           118
      Increase (decrease) in accounts payable and accrued liabilities           1,208           (279)
      Increase in deferred revenue                                                400            161
                                                                             --------       --------
             Net cash provided by (used in) operating activities                  234         (3,599)
                                                                             --------       --------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                         (1,107)          (398)
   Purchases of held-to-maturity securities                                   (31,194)       (21,158)
   Proceeds from redemptions of held-to-maturity securities                    28,183         24,799
                                                                             --------       --------
             Net cash provided by (used in) investing activities               (4,118)         3,243
                                                                             --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the exercise of options                                       2,549            965
                                                                             --------       --------
             Net cash provided by financing activities                          2,549            965
                                                                             --------       --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                           (70)             1
                                                                             --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (1,405)           610
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD                        8,124          4,431
                                                                             --------       --------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                           $  6,719       $  5,041
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

                                                        Three Months Ended          Nine Months Ended
                                                           December 31,                December 31,
                                                        1999          1998          1999          1998
                                                      --------      --------      --------      --------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
 Net income                                           $  1,798      $    673      $  3,402      $    685
                                                      ========      ========      ========      ========
Denominator:
 Weighted average number of common shares
  outstanding - basic                                   18,273        17,570        18,073        17,514
 Incremental shares from assumed conversion of
  options                                                2,693         1,349         2,172           493
                                                      --------      --------      --------      --------
 Weighted average common and common equivalent
  shares outstanding - diluted                          20,966        18,919        20,245        18,007
                                                      ========      ========      ========      ========

Earnings per share - basic                            $   0.10      $   0.04      $   0.19      $   0.04
                                                      ========      ========      ========      ========

Earnings per share - diluted                          $   0.09      $   0.04      $   0.17      $   0.04
                                                      ========      ========      ========      ========

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

GEOGRAPHIC SEGMENT INFORMATION

   The Company has adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131 ("SFAS 131"), disclosures about segments of an enterprise and related information, effective for fiscal years beginning after December 31, 1997. SFAS 131 supersedes Statement of Financial Accounting Standards No. 14 ("SFAS 14"), Financial Reporting for Segments of a Business Enterprise. SFAS 131 changes current practice under SFAS 14 by establishing new standards to report information about operating segments in annual and interim financial statements based on the approach that management utilized to organize the segments within the Company for management reporting and decision-making.

   The Company markets its products and related services to customers in North America, Europe, the Pacific Rim, Africa and South America. The Company's international revenue represents products shipped from the United States directly to end-users outside the United States. The Company does not sell products directly to its international subsidiaries.

   The following table presents revenue information by geographic area for the three and nine-month periods ended December 31, 1999.

                                          Three Months Ended        Nine Months Ended
                                              December 31,             December 31,
                                          1999         1998         1999         1998
                                         -------      -------      -------      -------
(IN THOUSANDS)
 North America and all other ......      $ 7,643      $ 5,392      $19,845      $12,028
 Europe and Africa ................        4,435        2,994       11,616       10,805
                                         -------      -------      -------      -------
     Total ........................      $12,078      $ 8,386      $31,461      $22,833
                                         =======      =======      =======      =======

   The following table presents long-lived-asset information by geographic area at December 31, 1999 and 1998.

                                                   December 31,
                                                1999          1998
                                               ------        ------
(IN THOUSANDS)
 North America and all other ..........        $1,054        $  195
 Europe and Africa ....................            53           203
                                               ------        ------
     Total ............................        $1,107        $  398
                                               ======        ======

RESULTS OF OPERATIONS

   The Company generates revenues principally from licensing the rights to use its software products to end users and from sublicense fees received from resellers. The Company also generates maintenance revenues from support and software update rights and service revenues from consulting and training activities performed for license customers.

   For the periods indicated, the following table sets forth the percentage of total revenue represented by the respective line items in the Company's condensed consolidated statements of income (unaudited):

                                               Three Months Ended        Nine Months Ended
                                                  December 31,             December 31,
                                               1999         1998         1999         1998
                                              ------       ------       ------       ------
REVENUES:
 Licenses                                       63.2%        66.4%        59.7%        66.6%
 Maintenance and services                       36.8         33.6         40.3         33.4
                                              ------       ------       ------       ------
     Total revenues                            100.0        100.0        100.0        100.0
OPERATING EXPENSES:
  Cost of maintenance and services              11.9         12.8         12.2         12.8
  Sales and marketing                           48.4         49.7         48.1         53.0
  Research and development                      12.5         14.7         14.0         16.1
  General and administrative                    14.0         16.4         16.5         17.0
                                              ------       ------       ------       ------
    Total operating expenses                    86.8         93.6         90.8         98.9
                                              ------       ------       ------       ------
Operating income                                13.2          6.4          9.2          1.1
Interest income, net                             2.5          1.8          2.3          1.9
                                              ------       ------       ------       ------
Income before provision for income taxes        15.7          8.2         11.5          3.0
Provision for income taxes                       0.8          0.1          0.7           --
                                              ------       ------       ------       ------
Net income                                      14.9%         8.1%        10.8%         3.0%
                                              ======       ======       ======       ======


        Total revenues for the Company's third fiscal quarter ended December 31, 1999 were $12.1 million compared to $8.4 million for the same quarter of the previous year, an increase of $3.7 million or 44%. Revenues attributable to the direct sales channel in the quarter ended December 31, 1999 were 82% of total revenues compared to 72% of total revenues for the same quarter last year. Revenues from North America customers in the quarter ended December 31, 1999 represented 63% of total revenues compared to 64% of total revenues for the same quarter last year. Total revenues for the nine-month period ended December 31, 1999 were $31.5 million compared to $22.8 million for the same period of the previous year, an increase of $8.7 million or 38%. Revenues attributable to the direct sales channel in the nine-month ended December 31, 1999 were 67% of total revenues compared to 55% of total revenues for the same period last year. Revenues from North America customers in the nine-month period ended December 31, 1999 represented 63% of total revenues compared to 53% of total revenues for the same period last year. The increase in total revenues in the current year quarter and nine-month period over the same quarter and nine-month period last year, respectively, is due to increased licensing of the Company's products resulting in higher license, maintenance and services revenues.

        License revenues were $7.6 million or 63.2% of total revenues for the quarter ended December 31, 1999 compared to $5.6 million or 66.4% of total revenues for the same quarter last year. License revenues for the nine-month period ended December 31, 1999 were $18.8 million or 59.7% of total revenues compared to $15.2 million or 66.6% of total revenues for the same period last year. The increase in license revenues for the quarter and nine-month periods ended December 31, 1999 were primarily attributable to closing a greater number of contracts. There continues to be increased demand for the Company's products by both new customers and existing customers, more effective corporate marketing programs, and the expansion of the Company's sales force in North America and Europe. From time to time, the Company accepts guaranteed sublicense fees from distributors. Distributors pay guaranteed sublicense fees in order to have the right to sublicense the Company's products to its customers and to receive training and support services from the Company. At December 31, 1999, approximately 66% of all guaranteed sublicense fees received by the Company had been relicensed by the Company's distributors to end-users.

        Maintenance and service revenues for the quarter ended December 31, 1999 exceeded maintenance and service revenues for the same quarter of the prior year by 58%. Maintenance and service revenues were $4.4 million or 36.8% of total revenues for the quarter ended December 31, 1999 compared to $2.8 million or 33.6% of total revenues for the comparable quarter last year. Maintenance and service revenues for the nine-month period ended December 31, 1999 exceeded maintenance and service revenues for the same nine-month period of the prior year by 66%. Maintenance and service revenues for the nine-month period ended December 31, 1999 were $12.7 million or 40.3% of total revenues compared to $7.6 million or 33.4% of total revenues for the comparable period last year. The higher maintenance and service revenues for the quarter and nine-month periods is due primarily to the increased demand for the Company's consulting and training services associated with the higher licensing activity with new customers, particularly at the close of the calendar year 1999; the increase in the Company's customer base; and the high rate of renewal of maintenance contracts by customers.

        Cost of maintenance and services includes the direct costs of customer support and update rights, and the direct and indirect costs of providing training, maintenance and technical support and consulting services to the Company's customers. Cost of maintenance and services consist primarily of payroll, related benefits, and travel for field engineers and support personnel, other related overhead and third party consulting fees. Cost of maintenance and services were $1.4 million or 32% of maintenance and service revenues for the quarter ended December 31, 1999 compared to $1.1 million or 38% of maintenance and service revenues for the quarter ended December 31, 1998. Cost of maintenance and services for the nine-month period ended December 31, 1999 was $3.8 million or 30% of maintenance and service revenues compared to $2.9 million or 38% of maintenance and service revenues for the same period last year. The higher cost of maintenance and services in the quarter and nine-month periods ended December 31, 1999, as compared to the same periods of the prior year, was primarily due to an increase in personnel to handle the 58% and the 66% increase in the maintenance and service revenues in the quarter and nine-month periods ended December 31, 1999 compared to the same quarter and nine-month periods of the prior year, respectively. The Company expects the cost of maintenance and services to increase in future quarters to support the growing demand for the Company's maintenance, consulting and training services.

        Sales and marketing expenses consist primarily of salaries, related benefits, commissions, travel, consultant fees, and other costs associated with the Company's sales and marketing efforts. Sales and marketing expenses for the quarter ended December 31, 1999 were $5.8 million or 48.4% of total revenues as compared to $4.2 million or 49.7% of total revenues for the same period last year. Sales and marketing expenses for the nine-month period ended December 31, 1999 were $15.1 million or 48.1% of total revenues as compared to $12.1 million or 53.0% of total revenues for the same period last year. The increase in the quarter and the nine-month periods this year as compared to the same periods last year was primarily due to increased staffing levels as well as higher compensation costs resulting from higher reported revenues in the quarter and nine-month periods. The Company expects sales and marketing expenses to increase in future periods in support of its growth plans.

        Research and development expenses consist primarily of salaries, related benefits, consultant fees and other costs associated with the Company's research and development efforts. Research and development expenses were $1.5 million or 12.5% of total revenues for the quarter ended December 31, 1999 compared to $1.2 million or 14.7% of total revenues for the same period last year. Research and development expenses for the nine-month periods ended December 31, 1999 and December 31, 1998 were $4.4 million or 14.0% of total revenues and $3.7 million or 16.1% of total revenues, respectively. The higher costs in the quarter and nine-month periods were due to the continuing development of the Company's products to operate on additional platforms and the development of products to address the infrastructure requirements of application service providers (ASPs), independent software vendors (ISVs) and enterprise information technology (IT) providers. The Company anticipates that it will continue to invest resources to further enhance and develop its products, though the Company does not anticipate significant growth in research and development expense in the next several quarters.

        General and administrative expenses consist primarily of salaries, related benefits, travel and fees for professional services such as legal, consulting and accounting. General and administrative expenses were $1.7 million or 14.0% of total revenue for the quarter ended December 31, 1999 compared to $1.4 million or 16.4% of total revenues for the same period last year. General and administrative expenses for the nine-month period ended December 31, 1999 were $5.2 million or 16.5% of total revenues compared to $3.9 million or 17.0% of total revenues for the same period of last year. The increase in general and administrative expenses in the current year quarter over the same quarter last year is primarily due to higher legal fees associated with a patent infringement suit alleged by the Company (See "Part II, Item 1. Legal Proceedings" herein and "Part I, Item 3. Legal Proceedings" in the Company's Form 10-K for the fiscal year ended March 31, 1999). In addition, due to the growth of the European sales and support operations, effective with the current fiscal year, European administrative functions identified as general and administrative are classified as such. In prior periods, though such expenses were a smaller expense, they were classified as sales and marketing. The Company expects general and administrative expenses to increase in future quarters.

        Interest income, net is comprised primarily of interest income earned on the Company's cash, cash equivalents and marketable securities adjusted for interest expense, net foreign exchange gain (loss) and other financing expenses. Net interest income was $309,000 and $741,000 for the quarter and nine-month periods ended December 31, 1999, respectively, compared to $153,000 and $436,000 for the same periods of last year, respectively. Interest income increased for the quarter and nine-month period ended December 31, 1999 due primarily to higher average balances of cash, cash equivalents and marketable securities.

        Provision for income taxes is primarily for federal alternative minimum taxes and state and foreign income taxes. The Company utilizes a net-operating loss carryforward that significantly reduces the Company's effective income tax rate. For the quarter ended December 31, 1999 the provision is approximately $102,000 compared to $5,000 in the same quarter last year. For the nine-month period ended December 31, 1999, the provision was approximately $225,000 compared to $7,000 for the same nine-month period of last year. The increases are primarily due to reporting higher income in the current year quarter and nine-month periods compared to the same periods of last year.

LIQUIDITY AND CAPITAL RESOURCES

        Cash provided by operations for the nine-month period ended December 31, 1999 was $234,000 compared to cash used in operations of $3.6 million for the same period last year. The $3.8 million increase in cash provided by operations for the nine-month period ended December 31, 1999 compared to the same period last year was primarily due to a higher net income and a higher accounts payable and accrued liabilities balance in the current year period.

        As of December 31, 1999, the Company had working capital of $26.2 million including $23.1 million of cash, cash equivalents and short-term marketable securities. The Company has a revolving line of credit that permits unsecured borrowings up to $1.0 million through September 2000. As of December 31, 1999, there were no outstanding loans under the line of credit and the Company was in compliance with the terms of the agreement.

        Property and equipment expenditures were $268,000 and $1.1 million for the three-month and nine-month periods ended December 31, 1999, respectively. The Company had no material commitments to purchase property and equipment at December 31, 1999 and expects to purchase property and equipment throughout the remainder of the fiscal year at a rate consistent with the prior fiscal year.

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

YEAR 2000 COMPLIANCE

        To date, the Company has not experienced any disruption of its business or key systems as a result of year 2000 problems. Nor has the Company been informed of any year 2000 problems encountered by its customers relating to their use of the Company's products. It is possible, however, that the Company or its customers may encounter year 2000 problems later this year. If such problems were to arise, the Company might incur substantial costs or the interruption in or a failure of certain normal business activities or operations, which would hurt the Company's business. If the Company's customers experience year 2000 related problems as a result of their use of the Company's products, then those customers could assert claims for damages which, if successful, could result in significant costs to the Company or adversely affect its ability to sell its products.

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

        Rapid Technological Change and Introduction of New Products. The market for software and content management (Electronic Software Distribution ("ESD"), Internet Services Management ("ISM"), etc.) products is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. The Company's future success will depend in large part on the Company's ability to enhance its current products and to develop and introduce new products that keep pace with technological developments, achieve market acceptance and respond to customer requirements that are constantly evolving. Responding to rapid technological change and the need to develop and introduce new products to meet customers' expanding needs will require the Company to make substantial investments in research and product development. During fiscal 1999 and nine months of fiscal 2000, among other research and development expenditures, the Company allocated research and development funding to the development of its most recent release of Radia Software Manager, version 2.0, Radia Application Manager, Radia E-wrap(TM) for ASPs, an integrated LDAP adapter, support for IBM 4690 and SCO Unix devices, as well as enhancements to EDM. The Company intends to continue to allocate funding to these development projects throughout the remainder of fiscal 2000. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, and in particular advances in enterprise hardware platforms, Internet applications and platforms, operating systems and systems management applications, or any significant delays in product development or introduction, could result in a loss of competitiveness or could materially and adversely affect the Company's operating results. There can be no assurance that any product enhancements or new products developed by the Company will gain market acceptance.

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

        Competition. Competition in the software and content management market is diverse and rapidly changing. While a variety of vendors have offered some form of ESD, ISM or similar solutions with their offerings, the current and prospective closest competitors of the Company today fall into four categories:

        - Network/Systems Management Framework Vendors. These competitors include International Business Machines Corporation ("IBM")/Tivoli Systems, Inc. and Computer Associates International, Inc. who offer conventional ESD tools as part of their enterprise frameworks.

        - LAN/Desktop Management Suite Vendors. These competitors include vendors such as Microsoft Corporation, Intel Corporation and Network Associates, Inc. who offer workgroup-based conventional ESD tools as part of a LAN administration package.

        - Internet ESD Vendors. These competitors (also known as ISM providers) include companies such as Marimba, Inc., and BackWeb Technologies, Ltd. originally "push" technology companies that have redefined themselves to take advantage of the Internet services market.

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

        Risks Related to International Revenues. For the years ending March 31, 1998 and 1999, approximately 46% and 47% of the Company's net revenues, respectively, were derived from its international operations. In the nine-months ended December 31, 1999, 37% of the Company's revenue was derived from international operations. International revenues are a significant percentage of the Company's revenues and the Company plans to continue to develop international sales, primarily through its European operations. The Company's operations and financial results could be significantly affected by factors associated with international operations, such as changes in foreign currency exchange rates, uncertainties relative to regional economic circumstances, longer payment cycles, greater difficulty in accounts receivable collection, changes in regulatory requirements and product localization requirements, as well as by other factors associated with international activities.

        Customer Concentration. In the fiscal year ended March 31, 1999, two customers, Amdahl Corporation ("Amdahl") and Esoft, Ltd. ("Esoft") accounted for approximately 17% and 12% of total revenues, respectively. In fiscal 1998, two customers, Amdahl and Electronic Data Systems Corporation, accounted for approximately 31% and 10% of total revenues, respectively. During fiscal 1997, two customers, IBM and Amdahl, accounted for approximately 23% and 16% of total revenues, respectively. In the nine-months ended December 31, 1999, one customer, Amdahl, accounted for approximately 18% of total revenues. In June 1995, the Company entered into a seven-year, non-exclusive OEM and distribution agreement with Amdahl. Under the agreement Amdahl can sublicense EDM throughout the world as part of their bundled solution and sublicense EDM stand-alone to a limited worldwide market. Novadigm agreed to provide limited technical support and training. The agreement required Amdahl to pay the Company $8 million in minimum royalties in 1996; and $4 million in minimum royalties in each of 1997 and 1998. The agreement was amended in March 1997, instead requiring Amdahl to pay $2 million in minimum royalties in each of 1997 and 1998; and minimum royalties of $3 million in each of 1999 and 2000. In the event of a change of control of the Company, the amended agreement allows Amdahl the right to terminate the agreement and recover unused guaranteed sublicense fees at the time of the termination, to the extent they were also outstanding at March 31, 1997. Although Amdahl renewed the agreement at the end of 1999, there can be no assurance that Amdahl will extend this agreement in subsequent years.

The Company believes that its dependence on its relationship with Amdahl has become less significant over time as the Company expands the number of companies participating in its indirect marketing channels. However, the disruption of the Company's relationship with Amdahl could materially and adversely affect the Company's operating results and financial condition.

        Dependence on Proprietary Technology; Risks of Infringement. The success of the Company will be, heavily dependent upon proprietary technology. The Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which provide only limited protection. Despite precautions taken by the Company, it may be possible for unauthorized third parties to copy aspects of its current or future products or to obtain and use information that either regards as proprietary. In particular, the Company may provide its respective licensees with access to its proprietary information underlying its licensed applications. There can be no assurance that such means of protecting their proprietary rights will be adequate or that their competitors will not independently develop similar or superior technology. Policing unauthorized use of software is difficult and, while the Company is able to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the proprietary rights of the Company to the same extent as do the laws of the United States. Litigation may be necessary in the future to enforce their intellectual property rights, to protect trade secrets or to determine the validity and scope of the proprietary rights of others. In March 1997, the Company filed suit against Marimba, Inc. alleging that Marimba has infringed on one of the Company's patents. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the business, results of operations, and financial condition of any or all of the Company (See "Part II, Item 1. Legal Proceedings" hereof).

        The Company does not believe that any of its software product offerings infringes the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement with respect to current or future products of the Company. For instance, in July 1999, Marimba filed suit against the Company alleging that certain of the Company's products infringe Marimba's patents (See "Part II, Item 1. Legal Proceedings" hereof). The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in their industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays, or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms or at all, which could have a material adverse effect on the business, results of operations, and financial condition of the Company.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not applicable.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On March 3, 1997, Novadigm sued Marimba, Inc. for infringement of the Company's U.S. Patent No. 5,581,764 (the "764 Patent") in the U.S. District Court for the Northern District of California. Novadigm alleges that Marimba's Castanet Software product infringes the "764 Patent." On May 2, 1997, Marimba filed an answer to Novadigm's complaint and a counterclaim, denying the Company's allegations and seeking a declaration that the "764 Patent" is invalid, not infringed, and unenforceable. Discovery in the case is completed. Both parties filed summary judgment motions, which were heard by the court in June 1999, but neither of which was granted.

     Because of a crowded calendar and because Marimba had asserted certain inequitable conduct defenses which are decided by the court and not by the jury, the court bifurcated the trial. The first phase of the trial, on Marimba's inequitable conduct defenses, was held before the court without a jury on November 15-18, 1999.

     On January 4, 2000, the court ruled in the Company's favor, finding that no inequitable conduct occurred and dismissing Marimba's inequitable conduct defense and counterclaim. On January 19, 2000, Marimba filed a motion for leave to file a motion for reconsideration of the January 4 ruling, and a motion to certify the ruling to the U.S. Court of Appeals for the Federal Circuit for an immediate appeal. As of February 8, 2000, the court had not ruled on the motion for leave to file a motion for reconsideration. The hearing on the motion to certify is presently set for February 28, 2000.

     If the court reverses its January 4 ruling and rules in Marimba's favor, that would dispose of the case. Assuming the court's ruling stands and the court does not stay the case pending an appeal, the case will then proceed to a jury trial on the remaining issues (validity and infringement to be decided first, then damages if the jury decides that Marimba is liable). The court has set a date for the jury trial beginning on November 7, 2000.

     On July 30, 1999, Marimba, Inc. ("Marimba") filed a complaint against the Company in U.S. District Court, Northern District of California, San Jose division alleging that the Company has infringed Marimba's U.S. Patent No. 5,919,247 (the "247 Patent"). The suit seeks monetary damages as well as an injunction to prevent the Company from making, using or selling infringing software products. The suit seeks triple damages under the United States Patent Act.

     The complaint did not specify which claims of the patent were allegedly infringed, or which of the Company's products allegedly infringe the patent. The Company's answer to the complaint was filed at the end of September 1999. In the Company's answer, it contested the infringement and validity of the "247 Patent". The Company also sought a declaratory judgment, in its counter-claim, that the "247 Patent" is invalid and not infringed by the Company.

     The case regarding the "247 Patent" is at a very early stage and discovery has just begun. While the court held a case management conference on December 9, 1999, it did not set a deadline for the completion of discovery or a trial date. The court did schedule a claims construction hearing on October 2, 2000; the parties will be exchanging claims construction disclosures and briefing between now and that hearing.

     The Company intends to defend the new Marimba suit vigorously. However, the Company may not prevail in the above-mentioned litigation. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the business, results of operations, and financial condition of any or all of the Company. Furthermore, the Company expects to incur substantial costs in defending against the litigation filed against it by Marimba. Additionally, the Company anticipates that the costs of prosecuting its patent infringement litigation against Marimba will increase significantly if the dispute regarding the "764 Patent" goes to trial as scheduled in November 2000. It is possible that the costs of prosecuting and defending the Marimba litigation could substantially exceed the Company's expectations. Moreover, as a result of such litigation, the Company may be required to enter into royalty or licensing agreements, that may not be available on acceptable terms or at all, which could have a material adverse effect on the business, results of operations, and financial condition of the Company.

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

Dated: February 14, 2000           NOVADIGM, INC.


                                   By: /s/ Wallace D. Ruiz
                                       -----------------------------------------
                                       Wallace D. Ruiz
                                       Vice President & Chief Financial Officer
                                       (principal financial and chief accounting
                                       officer)

                                 Exhibit Index

                          27.1 Financial Data Schedule