Form 10-K405
period 2000-03-31
NOVADIGM INC
filed 2000-06-27
CIK 888358

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

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER: 0-26156

                                 NOVADIGM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      22-3160347
(STATE OR OTHER JURISDICTION OF INCORPORATION      (I.R.S. EMPLOYER IDENTIFICATION NO.)
               OR ORGANIZATION)

 ONE INTERNATIONAL BLVD., SUITE 200, MAHWAH,                       07495
                      NJ                                        (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on June 12, 2000, as reported on Nasdaq National Market was approximately $242,782,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliates status is not necessarily a conclusive determination for other purposes.

     On June 12, 2000, there were 18,763,759 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the Annual Meeting of Stockholders which is scheduled to be held September 15, 2000.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I

Item  1.  Business....................................................    3
Item  2.  Properties..................................................   14
Item  3.  Legal Proceedings...........................................   14
Item  4.  Submission of Matters to a Vote of Securities Holders.......   15

                                  PART II

Item  5.  Market for the Registrant's Common Stock and Related
          Stockholder Matters.........................................   16
Item  6.  Selected Financial Data.....................................   17
Item  7.  Management's Discussion and Analysis of Financial Condition
          and Results of
          Operations..................................................   18
Item  8.  Financial Statements and Supplementary Data.................   27
Item  9.  Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure..................................................   27

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........   28
Item 11.  Executive Compensation......................................   28
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   28
Item 13.  Certain Relationships and Related Transactions..............   28

                                  PART IV

Item 14.  Exhibits, Financial Statements Schedule, and Reports on Form
          8-K.........................................................   29

SIGNATURES............................................................   31

POWER OF ATTORNEY.....................................................   32

     Among the marks owned by Novadigm, Inc., "Novadigm," "Novadigm Enterprise Desktop Manager" and "Radia" are registered trademarks, and "Enterprise Desktop Manager," "EDM: Manager," "EDM: Administrator," "EDM: Server," "EDM: Client," and "e-wrap" are trademarks. This filing also includes trademarks of companies other than those of Novadigm, Inc.

                                     PART I

     This report includes a number of forward-looking statements which reflect Novadigm's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements and are advised to review the risks and uncertainties set forth under "Business Risks" in Part II, Item 7.

ITEM 1. BUSINESS

     Novadigm, Inc. ("Novadigm") is a provider of technology solutions that efficiently and reliably deliver, update and maintain software and content across the extended enterprise. Novadigm has become an industry leader in reducing software ownership costs while at the same time reducing time-to-market for infrastructure and application deployment across any business-to-employee ("B2E"), business-to-business ("B2B") or business-to-consumer ("B2C") network -- from client/server to the Internet to public e-commerce terminals. Novadigm customers report software management savings of 80% or more and time-to-market improvement of 70% or more. Novadigm's suite of products, based on our e-wrap technology, share a common architecture and work seamlessly together as the only end-to-end solution that can reliably and scalably deploy and manage the full range of today's software and content. Novadigm's solution deploys and manages software and content as a self-installing, self-updating, self-repairing continuous flow, on a wide range of computing devices (fixed and mobile) over virtually any kind of network, from the core of the enterprise out to any end-point of the extended enterprise. Novadigm's customers include Fortune 1000 companies in the financial services, insurance, transportation, telecommunications, retail, healthcare, and utilities industries; government agencies; large independent software vendors; and information technology ("IT") service providers around the world.

     Novadigm's unique e-wrap technology ensures the right components of software are always available to the right users at the right time without requiring administrative or user intervention. Novadigm's e-wrap technology uses desired-state management to automate the deployment and management of software and content across complex environments with reliability typically reported by customers as greater than 99%, and its patented component and byte-level differencing, deploys only the minimal software and content parts necessary for updates and corrections. This ensures minimal impact to networks and rapid application delivery.

     With Novadigm's e-wrap technology, IT professionals and software or content providers can deploy, configure, update and maintain the spectrum of digital assets -- from packaged applications and software updates to multi-media content -- with policy-based capabilities that enable automated management of entire portfolios or single applications of software and content throughout the tiered supply chain of providers, resellers, integrators, enterprises, users and subscribers or customers.

     Novadigm's Enterprise Desktop Manager ("EDM") and Radia products
("Radia") -- which share common Novadigm e-wrap technology and are seamlessly integrated -- can provide automated software and content management across the enterprise and the Internet for distributed PCs, servers, point-of-sale ("POS") devices, automated teller machines ("ATMs"), Internet kiosks, handheld computers and other computing devices.

BACKGROUND

     Novadigm's automated software and digital content management solutions serve a number of related and overlapping markets that the continuing extension of the enterprise is drawing together. These markets incorporate numerous user communities, including corporate employees, remote/mobile users, customers, partners, suppliers and consumers being served by POS devices or using public e-commerce terminals such as ATMs and Internet kiosks, as well as handheld computers.

     This collection of markets is commonly characterized as Electronic Software Distribution ("ESD"), a large and rapidly growing segment of the systems management marketplace that arose in the early 1990s. The ESD market as a whole is expected by International Data Corporation to grow from $1.95 billion in 1999 to approximately $4.89 billion by the year 2004. ESD is generally used to describe a broad class of software tools that attempt to meet one or more of the business requirements to deploy infrastructure, business applications and personal productivity software within the enterprise and across the Internet. In the Internet space, emerging market segments which are often categorized within ESD include Internet Application Management and the Internet Services Management ("ISM") infrastructure market.

     ESD includes a wide range of technology solutions that focus on one or more types of software or content (such as operating systems, productivity tools, business-critical software, graphical documents, etc.), one or more kinds of networks (local area networks ("LANs"), wide area networks ("WANs"), virtual area networks ("VANs"), intranets, extranets or the Internet), and one or more audiences (such as in-house knowledge workers, remote/mobile workers, Internet users, trading partners, etc.). As semi-automated tools based on older technologies, most ESD products are low-powered, platform-specific, specialized for a certain type of software or user environment, limited in scalability, and typically enforce standardization at the expense of user personalization. These approaches are often labor-intensive, error-prone and non-replicable (i.e., any changes in software, user configuration or environment require a great deal of manual rework). As a result, they cannot be scaled across large implementations, cannot deliver the application deployment speed required in the current world of e-business, exact high implementation and operational costs, and, at enterprise scale, suffer a significant failure rate -- pegged at 75% by the Gartner Group, Inc., a leading IT analyst firm. What characterizes these solutions and their vendors competitively is the degree of usability, flexibility, level of automation, scalability, and reliability which they provide, and the range of software and content, computing devices, and environments that they can effectively manage.

     Novadigm believes that software and content management solutions that automate the "end-to-end" process of discovering, tracking, configuring, deploying, updating, correcting and maintaining software and content across large-scale networks both inside and outside of corporate firewalls are fundamental to the future of the enterprise. These solutions must be fast, scalable, reliable and highly adaptable to each customer's individual applications, user audiences, and existing base of computing platforms and they must support the dynamic and rapidly changing requirements of the business.

     One of the key changes underway in the enterprise is its transformation from a firewall-enclosed environment into an extended enterprise that is reaching out to a rapidly growing population of remote/mobile users and -- via extranets, the Internet and e-commerce technologies -- is directly linking companies with suppliers and customers. Another significant change underway in the enterprise is the migration of technology infrastructure to Microsoft's Windows 2000 platform, which presents a considerable software deployment and management challenge. Migration to the Windows 2000 platform includes a complete and continuous roll-out of operating system and service packs, systems management and application packaging tools, directory server software, as well as new applications and upgrades from software providers.

     Because these business and technology transformations cannot be completed suddenly, given the complexity of the IT and software environments of most enterprises and their heavy investments in existing technologies, Novadigm believes that flexible software and content management solutions that can provide an evolutionary bridge from existing to emerging technologies and environments is now a critical competitive factor in today's software-intensive enterprises.

THE NOVADIGM SOLUTION

     Novadigm provides a unique set of solutions for the software and content management challenge. We believe our solutions, based on Novadigm's e-wrap technology, meet the need for end-user personalization even in the midst of large-scale, synchronized deployments across enterprises and the Internet. Novadigm's e-wrap technology provides high levels of adaptability, flexibility, and automation. Adaptability comes from the embedded intelligence of platform-independent object-oriented technology. Flexibility is provided by the media-independence of Novadigm's e-wrap technology, which enables content to be easily revised and customized. And automation is made possible by Novadigm's unique desired-state approach to software and content management. The following highlights the distinctive capabilities of Novadigm's e-wrap technology:

     - automate the deployment, updating and continuous maintenance of the full range of today's software and content, including shrink-wrapped and custom-built applications written in any language or compose of any type of distributed component, such as C++, Visual Basic, Java, Common Object Request Broker Architecture ("CORBA"), etc., virus protection files, operating systems, registry keys, icons, embedded links, digital information, graphics, and full motion video

     - across virtually any kind of enterprise network using a variety of protocols, including existing enterprise LANs, WANs, VANs, as well as intranets, extranets and the Internet, and utilizing a variety of authentication and security techniques

     - to the widest range of enterprise computing devices, including PCs, UNIX workstations, Apple Macintoshs, file, application and Web servers, ATMs, POS terminals, Internet kiosks and handheld computers.

     We believe that Novadigm meets the requirements of today's extended enterprises for solutions that can manage their rapidly expanding scale, that can deliver the high level of reliability that e-business demands, and that can handle the heterogeneity of computing devices in use today, with flexible, scalable, highly reliable automated software and content management. Faster, more adaptable, more quickly implemented, and easier and more cost-effective to operate than conventional ESD tools and recent market entries, Novadigm's products allow IT professionals and service providers to effectively manage heterogeneous environments across any large-scale public and private network using existing policies for automatically controlling the distribution and maintenance of software and content.

     We also believe that Novadigm solutions meet the requirements of enterprises transforming to new business models or migrating corporate infrastructures to new operating platforms such as Microsoft Windows 2000. Customers can install, manage and repair existing infrastructure and applications, while at the same time implementing new technologies, and ultimately providing a smooth transition of IT infrastructure that is transparent to the user community.

     The following are key attributes of Novadigm's e-wrap technology:

          Embedded Intelligence of Object-Oriented Technology. Novadigm's object-oriented technology transforms software and content from file-based media into self-aware, platform-independent, intelligent objects that automatically assess the environment into which they are deployed, and personalize, install, update and repair themselves accordingly.

          Revisable Packaging for Revisable Content. Novadigm's e-wrap technology enables revision and customization of software and content at any midstream point in the provider-to-subscriber deployment process. Because Novadigm's e-wrap technology transforms software and content into objects, these objects can be easily modified midstream -- subtracted from, added to, reconfigured -- simply by packaging them with other objects or new configuration information. With revisable packaging, value-added service providers and IT administrators may customize standard published software offerings or internally developed applications for the needs of their particular user audiences without having to unpack and repackage everything.

          Self-Managing Infrastructure. The object-oriented intelligence of Novadigm's e-wrap technology incorporates a self-managing infrastructure. This capability begins with network-independence, with Novadigm's e-wrap technology flexibly supporting any deployment environment, whether client/server, local, wide or virtual area network, intranet, extranet, or the Internet. Furthermore, Novadigm supports most distribution media of the target audience and the provider (which might be a software publisher, application service provider (ASP), Internet service provider (ISP), provider of enterprise application integration (EAI) services, management service provider (MSP), e-business integrator, e-commerce component provider, or in-house IT administrator).

          Reliable Desired-State Automation. Novadigm's desired-state approach discovers the "actual state" of each corporate user's, workgroup's, department's, or Internet-based consumer's software, configurations and content and compares this in real-time with its "desired state." If there is a difference between the two, Novadigm's differencing technology automatically determines the precise component-level changes that are required and sends only those changes to the user's computer.

          Adaptive Configuration Management. Novadigm's e-wrap technology can automatically configure software packages and content for highly personalized user environments and install them as dictated by administrative policies or user preferences. As program versions and user environments and preferences change, the affected user's actual-state is automatically differenced and reconfigured to correspond to the desired-state of operation, thus eliminating the need for manual user or administrator involvement.

          Policy- and Subscription-Based Controls and Auditability. Novadigm's products use policy-based access models to allow IT administrators to efficiently and concisely define entitlements controlling the deployment of software to authorized users or subscribers. For example, within the enterprise, an IT administrator may implement a policy permitting access to certain financial databases only to a selected workgroup within an organization's finance department. In an e-commerce environment, subscribers would be automatically provided with software and content based on their entitlement in the customer database, without any additional activity required by an administrator. Subsequent changes to policies and entitlements cause software and content to be automatically installed, changed or de-installed for all affected users, again without any administrator intervention. This seamless integration between changing entitlements and automated fulfillment is essential to meeting the personalized needs of subscribers in large-scale enterprise and e-business environments.

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

          Rapid Deployment and Ease of Use. In addition to the shared architecture of Novadigm's product suite, the flexible nature of its distributed object technology, and the ease of defining desired state, Novadigm e-wrap technology includes a variety of capabilities to ensure rapid deployment of complete software and content management solutions. Once installed, Novadigm's solutions can be operated by a very small group of administrators to rapidly deploy large numbers of software and content applications.

     Novadigm believes that its e-wrap technology and products establish a new standard for software and content management, and provide its customers with the most effective means for managing the next generation of e-business applications and digital content, over both enterprise networks and the Internet. Novadigm's unique technology completely automates the deployment and ongoing change management requirements of distributed software and content, ensures the necessary scalability to support the high and growing numbers of computing devices found in large organizations, and significantly reduces costs by eliminating manual installation and administration. These advancements result in faster deployments, lower total cost of ownership ("TCO"), and higher levels of personalization, reliability, scalability, and auditability -- key competitive factors for enterprises today and into the future.

THE NOVADIGM STRATEGY

     Novadigm's objective is to maintain and expand its position as a leading provider of automated software and content management solutions for the extended enterprise. Key components of our strategy include:

          Maintaining Technology Leadership. Novadigm believes that its unique e-wrap technology with "desired-state" management and patented "fractional differencing" technologies together with its end-to-end integrated product set and broad platform coverage distinguish its solutions from those of other vendors. We will continue to develop enhancements to existing products as well as new products that are responsive to the software and content management needs of organizations extending market reach and business opportunities.

          Increasing Market Share. Novadigm's current customer base is comprised of nearly 300 large enterprise customers across major industries worldwide. Our strategy is to continue to increase our customer base and market share in the enterprise, Internet, mobile, and vertical market arenas by exploiting our competitive technology strengths, expanding our sales and partnering channels in the large enterprise marketplace, and developing additional selling channels to reach beyond the large enterprise market to small and medium enterprises, software publishers and services and content providers.

          Expanding Customer Relationships. Novadigm believes that its value in meeting the needs of its growing customer base, together with the broad range of software and content management capabilities in its integrated product line, positions it to be a provider of strategic enabling solutions to its customers as they extend their enterprise infrastructures to include Internet-based applications and services. Novadigm's strategy is to expand its relationships and licenses with existing customers by providing "plug-in" solutions which facilitate their rapid deployment of new e-business infrastructures and applications.

TECHNOLOGY

     Novadigm's products -- based on Novadigm's e-wrap technology -- share a common object-oriented architecture and desired-state automation approach, implemented within a distributed management "engine" that automatically determines which software and content components are required for each individual user at the time of a configuration update. A key capability of Novadigm's e-wrap technology is that it can be easily extended by Novadigm, its customers, and partners, without programming, to manage any customer-defined or industry-standard software component (including C, C++, Visual Basic, Java, ActiveX, CORBA, Component object model, and JavaScript) or content format (such as registry directory, Hypertext mark-up language, extensible mark-up language, multi-media, full motion video and animation). The benefit of this approach is that it enables Novadigm and its customers and partners to quickly deploy emerging technologies and manage rapidly proliferating kinds of software and content across diverse and evolving platforms.

          Environment Discovery Process. A facility that dynamically audits managed computer environments on an on-demand or scheduled basis, creating inventory summaries of hardware and software content for individual subscribers, workgroups or departments.

          Policy/Entitlement Authentication/Authorization. A facility that dynamically authenticates a subscriber and determines the subscriber's entitlement to applications or services by one or more of a wide variety of characteristics such as user identification, job function, department, geographic location, hardware configuration, subscription registration or customer database.

          Application Component Configuration. A facility that dynamically determines the current versions of application software or content components appropriate for each managed computer environment.

     Using its e-wrap technology, Novadigm's products can rapidly and precisely compute and compare the discovered actual state of each of these three dimensions with the personalized desired state of the managed computer's software and content. The resulting differences indicate without manual intervention what updates or changes are required, allowing components to be deployed and updated significantly faster, more efficiently, and with higher levels of reliability, adaptability and scalability than conventional non-desired-state ESD products. Novadigm's e-wrap technology provides the entire Novadigm product suite with a shared set of "foundation" components which are installed in varying combinations in customer and provider networks. These components consist of:

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

     These foundation components can be distributed across a variety of computing platforms:

    COMPONENT                                  PLATFORMS
    ---------                                  ---------
Management Servers    Windows NT, Windows 2000, AIX, HP-UX, MVS, SUN, Novell,
                      OS/2, Linux
Managed Clients       Windows (3.1, 95, 98, NT), Windows 2000, OS/2, AIX, HP-UX,
                      SUN, Novell, Macintosh, NCR/GIS, Linux

     Communication between components is supported through a variety of protocols, including TCP/IP, SNA, IPX, and NetBIOS.

     We believe that a unique capability of Novadigm's e-wrap technology is that it allows customers, systems integrators, outsourcers and application vendors to integrate their own custom development, systems management and desktop management tools into the Novadigm foundation infrastructure through the use of "Adapters" without requiring special application programming interfaces ("APIs") or third party vendor coding. Novadigm currently provides a variety of Adapters including:

          Network/Systems Management Frameworks. Novadigm's software and content management capabilities are integrated directly with the event, security and performance management environments of International Business Machines Corporation ("IBM")/Tivoli Systems Inc.'s ("Tivoli") Tivoli Software Distribution, Computer Associates International, Inc.'s ("Computer Associates") Unicenter TNG, and Hewlett-Packard Company's
     ("Hewlett-Packard") OpenView.

          Security and Policy/Entitlement. Novadigm's policy management environment integrates with lightweight directory access protocol ("LDAP")-based directory servers, such as Microsoft Corporation's ("Microsoft") Active Directory, Novell Inc's ("Novell") NDS and other vendor LDAP servers, as well as with Microsoft's NT Domain Manager, IBM's RACF, Computer Associates ACF2 and Top Secret, and Oracle Corporation ("Oracle"), Sybase, Inc. ("Sybase") and Microsoft SQL-based databases, to enable single source points of control for user authentication, access policies and subscriber entitlement.

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

PRODUCTS

     All Novadigm products are installed within customer environments using the shared e-wrap technology foundation. This facilitates seamless integration among individual products, sharing and reuse of software, content and policy/entitlement definitions among different audiences, and minimized use of machine, network and staff resources required to manage complex extended enterprise implementations. Novadigm products built upon its e-wrap foundation consist of:

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

          RADIA E-WRAP FOR ASPS -- A "services provider managed" solution enabling enterprise IT providers and Internet, management and application service providers (ISPs, MSPs, ASPs) to deploy self-managing software to subscribers over intranets, extranets and the Internet without subscriber or administrator involvement. Novadigm's ASP suite expands the infrastructure options available to providers from a simple two-tier model in which software is hosted on the ASP web server and accessed by thin client browsers, to flexible, multi-tier infrastructures in which provider-managed components can be hosted anywhere from the ASP site to the subscriber desktop.

     We believe these products provide the extended enterprise with an integrated solution that covers the full range of software and content management needs for one or more applications:

     - Centrally deploying business applications across enterprise networks and continuously configure desktop applications and content -- automatically.

     - Distributing shrink-wrap software packages over the Web and enabling self-service web servers for installing, updating and maintaining versions.

     - Embedding just-in-time management into new extranet and commerce-based services -- allowing them to be configured in real-time to synchronize components with the latest system updates.

     Novadigm has announced its intention to deliver additional Radia products. We expect to release the Radia products, which are currently in various stages of customer testing, in the near future.

     Novadigm's future success will depend in large part on our ability to develop and introduce new products that keep pace with technological developments, achieve market acceptance and respond to customer requirements that are constantly evolving. Any failure by us to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness and could materially and adversely affect our operating results. There can be no assurance that any of the new products we plan to introduce will in fact be completed, or completed on time, or ultimately brought to market, or if brought to market, gain market acceptance.

CUSTOMERS AND APPLICATIONS

     Novadigm's principal customers include medium to large enterprises with widely deployed and heterogeneous networks. As of March 31, 2000, Novadigm's products had been licensed directly by us or through distributors to 296 customers worldwide.

     Novadigm supports the software management requirements of a wide range of industries, including banking, consumer products and services, financial services, government, insurance, Internet services, manufacturing, retail, technology, telecommunications, transportation, and utilities. Customers include 7-Eleven, AT&T Corp., The Boeing Company, British Telecommunications PLC, Cap Gemini, S.A., Deloitte & Touche, Electronic Data Systems, Limited, FMR Corp. (Fidelity Investments), The Gap, Inc., the Inland Revenue Service, J. Sainsbury plc., KeySpan Corporation, Lockheed Martin Corporation, Longs Drug Stores, J.C. Bradford and Company, Metropolitan Life Insurance Company, Motorola, Inc., NBA Properties, Inc. (the National Basketball Association), Nissho Iwai, Northwest Airlines Corporation, Office Depot, Inc., The Prudential Insurance Company of America, Safeway, Inc., Sony Corporation, Sybase, Telstra Corporation, Vodafone AirTouch, Plc and Wells Fargo & Company.

     Novadigm's products manage a broad range of software and content for its customers, including business critical applications such as enterprise resource planning (ERP) software from SAP AG, Oracle, and PeopleSoft, Inc. and sales force automation software from companies such as Siebel Systems, Inc.; digital content found on new e-commerce terminals such as ATMs, Internet kiosks and POS devices including full motion video and animation; personal productivity tools, browsers, virus checkers and utilities such as those from Microsoft, Netscape Communications Corp., Lotus Development Corporation, Network Associates, Inc. and Symantec Corporation; and just-in-time applications including applets, supply chain systems, and e-commerce sales interfaces for Web-based consumers. Our customers also use Novadigm's products to upgrade operating systems and/or migrate to new operating systems such as Microsoft Windows 2000, as well as to deploy patches to help ensure existing software is virus inoculated.

     During fiscal 2000, we had one customer which accounted for over ten percent of the total revenues. Amdahl Corporation ("Amdahl"), an original equipment manufacturer ("OEM") and distributor of our products (See "Part I, Sales and Marketing"), accounted for approximately 14% of total revenues for fiscal 2000. We terminated our agreement with Amdahl effective March 31, 2000 (See "Part I, Sales and Marketing" and "Part I, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation").

SALES AND MARKETING

     Novadigm markets its software and services through its direct sales force and indirect channels comprised of OEMs, value added resellers ("VARs"), systems integrators, outsourcers and distributors, in North America, Europe, the Pacific Rim, South America, the Middle East and Africa. Novadigm's North American and international sales activities, other than in Europe, the Middle East and Africa ("EMEA"), are managed from our offices in Mahwah, New Jersey, Emeryville, California, and Chicago, Illinois; and sales activities for EMEA are managed from Novadigm's centers located outside of Paris, France, London, England, and Munich, Germany. For fiscal 2000, revenues from direct and indirect sales accounted for 71% and 29%, respectively, of total revenues, and revenues from domestic and international sales accounted for 59% and 41%, respectively, of total revenues.

     Novadigm's direct sales activities have emphasized improvements in identifying and generating qualified prospective customer leads at the beginning phase of the sales cycle through concentrating on direct marketing and teleprospecting activities. The leads generated from the telemarketing process are given to our sales organization, which is divided into specialized teams of pre-sales specialists, account managers and post-sales service consultants that work together to provide an integrated selling approach to the customer. Our indirect channels are based on business arrangements with OEMs, VARs, systems integrators, outsourcers and distributors which are selected and trained by us to provide marketing, sales, post-sale support and services for our products. These business arrangements are also useful to Novadigm in identifying product enhancements and developments that are responsive to customer and market requirements. We believe that we have been successful in minimizing marketing conflicts between its direct and indirect sales channels.

     Novadigm participates in the beta programs and partnering programs of the industry's market leaders, including Microsoft and Compaq Computer Corporation. Novadigm intends to continue to expand these technology, marketing and selling relationships.

     In June 1995, Novadigm entered into a seven-year, non-exclusive OEM and distribution agreement with Amdahl. Under the agreement, Amdahl may sublicense EDM throughout the world as part of its bundled solution and sublicense EDM stand-alone to a limited worldwide market. Novadigm agreed to provide limited technical support and training. The agreement required Amdahl to pay Novadigm a minimum royalty of $8 million in fiscal 1996; and $4 million in each of fiscal 1997 and fiscal 1998. The agreement was amended in March 1997, instead requiring Amdahl to pay $2 million in minimum royalties in each of fiscal 1997 and fiscal 1998; and minimum royalties of $3 million in each of fiscal 1999 and fiscal 2000. In the event of a change of control of Novadigm, the amended agreement allows Amdahl the right to terminate the agreement and recover unused guaranteed sublicense fees at the time of termination to the extent they were also outstanding on March 31, 1997. Amdahl renewed the agreement for fiscal 2000. Amdahl failed to meet the minimum royalty commitment for fiscal 2000 and we terminated the agreement effective March 31, 2000.

     Novadigm to date has concentrated on establishing a market for its products in North America, Europe, Japan, South Africa, South America, Australia, Israel and Scandinavia. Novadigm's marketing activities are designed to build market awareness and generate qualified leads and to supply sales channels with positioning, presentation materials, and product collateral to help generate and develop qualified customer prospects. Awareness and lead generation activities include seminars, trade shows, direct mailings, advertising and public relations activities.

CUSTOMER SERVICE AND SUPPORT

     To facilitate implementation and integration of its products, Novadigm offers a range of support programs and services that complement its software and content management products.

     Novadigm provides all customers with telephone hotline, fax, e-mail and Web access to its technical support staff, with additional support provided by Novadigm's OEMs, VARs, systems integrators, outsourcers and distributors. Novadigm's technical support staff not only provides assistance in diagnosing problems, but works closely with customers to address systems implementation and integration issues and assists in increasing the efficiency of their enterprise systems. Novadigm also maintains a comprehensive solution-based web site of technical information on EDM and Radia. In addition, through the web site, Novadigm customers have the ability to download maintenance updates, submit problem reports and enhancements, and participate in a user discussion forum.

     Novadigm offers regional and on-site training programs covering object technologies and product implementation strategies to its customers, OEMs, VARs, systems integrators, outsourcers and distributors.

     Novadigm's professional services organization and a growing number of service providers are available to consult with customers on project planning and systems implementation and integration. Revenues from maintenance and services accounted for 37% of fiscal 2000 total revenues.

PRODUCT DEVELOPMENT

     Since its inception, Novadigm has focused on, and made substantial investments in, product development. In fiscal 2000, Novadigm's total research and development expenses were approximately $6.1 million. To date, Novadigm has not capitalized any software development costs.

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

Novadigm intends to enhance our existing product offerings and to introduce new products for the enterprise and Internet software and content management market. Our new product development effort is focused on products which address the unique requirements of the extended enterprise. In developing these new products and product enhancements, we make extensive use of our own development tools and object-oriented technology. Although we expect to develop certain of our new products and product enhancements internally, we may acquire technology and/or products from third parties or consultants when considerations of time or cost dictate.

     If the next release of EDM, or any of the Radia products, or any potential new products and enhancements do not achieve market acceptance, or if for technological or other reasons Novadigm is unable to develop, introduce and sell its products in a timely manner, Novadigm's business, financial condition and results of operations will be materially and adversely affected.

COMPETITION

     Competition in the software and content management market is diverse and rapidly changing. While a variety of vendors have offered some form of ESD, ISM or similar solutions with their offerings, the closest competitors of Novadigm today fall into four categories:

          Network/Systems Management Framework Vendors. These competitors include IBM/Tivoli and Computer Associates, who offer conventional ESD tools as part of their enterprise frameworks.

          LAN/Desktop Management Suite Vendors. These competitors include vendors such as Microsoft, Intel Corporation and Network Associates, who offer workgroup-based conventional ESD tools as part of a LAN administration package.

          Internet ESD Vendors. These competitors (also known as ISM providers) include companies such as Marimba, Inc., and BackWeb Technologies Ltd., originally "push" technology companies that have redefined themselves to take advantage of the Internet services market.

          Mobile Management Suite Vendors. These competitors include XcelleNet, Inc.

     Novadigm believes that it competes effectively with all of these vendors in its target market on the basis of its broader product line for software and content management, our e-wrap technology, patented fractional differencing, desired-state innovation, adaptive configuration functionality, higher product implementation success rates, extensive customer support and broader sales channels. Novadigm differentiates its products in the market based on results that have proven its products are capable of distributing and managing software and content faster, across larger and more diverse environments, with higher reliability and greater adaptability.

     However, there can be no assurance that we will be able to continue to compete effectively in the software management market or that its profitability or financial performance will not be adversely affected by increased competition. Many of Novadigm's competitors have longer operating histories, and many have significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger customer installed bases. Moreover, there can be no assurance that either existing or new competitors will not develop products that are superior to our products or other technologies offering significant advantages over our technology, which could have a material adverse effect on our business, financial condition and results of operation.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     In December 1996, Novadigm was issued a patent from the U.S. Patent Office for key components of its desired-state management process used in Novadigm's software and content management products. There can be no assurance that we will develop additional proprietary technologies that are patentable, that any issued patent will provide us with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. Moreover, there can be no assurance that protective measures taken by Novadigm will prevent misappropriation of its proprietary technology, and such measures may not preclude competitors from developing products with features similar to those of Novadigm's products. Furthermore, effective copyright and trade secret protection may be limited or unavailable under the laws of certain foreign jurisdictions. We also rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, contractual provisions and technical measures to protect its proprietary rights in its products.

     Although Novadigm believes that its products and trademarks do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against Novadigm with respect to current or future products. Any such claims, whether with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require Novadigm to enter into royalty or license agreements, provided such agreements were available on reasonable terms or at all (See "Part I, Item
3. Legal Proceedings.").

     Defense of any lawsuit or failure to obtain any required license could have a material, adverse effect on our business, operating results and financial condition. We believe, however, that given the rapid pace of technological change in the industry, factors such as the technical expertise, knowledge and innovative skill of our management and technical personnel, our name recognition, the timeliness and quality of the support services we provide and our ability to offer frequent product enhancements and to develop, introduce and market new products are more significant in maintaining our competitive technology leadership position. (See "Part I, Item 3. Legal Proceedings.").

EMPLOYEES

     As of March 31, 2000, Novadigm had a total of 207 full-time employees, including 25 in customer support and services, 55 in product development, 95 in sales and marketing, 32 in general and administration. A total of 163 employees are based in the United States and 44 employees are based in Europe. None of our employees are represented by a labor union. Novadigm has not experienced work stoppages and considers its relations with its employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Novadigm's executive officers are as follows:

                NAME                   AGE                  POSITION                OFFICER SINCE
                ----                   ---                  --------                -------------
Albion J. Fitzgerald.................  52     Chairman of the Board and Chief           1992
                                              Executive Officer
Michael R. Carabetta.................  51     President and Chief Operating             1998
                                              Officer
Robert B. Anderson...................  45     Executive Vice President, Secretary       1992
                                              and Director
Joseph J. Fitzgerald.................  38     Vice President, Development               1992
Wallace D. Ruiz......................  49     Vice President, Treasurer and Chief       1995
                                              Financial Officer

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

ITEM 2. PROPERTIES

     Novadigm's corporate headquarters is located in Mahwah, New Jersey. Novadigm conducts its operations in North America principally out of leased facilities in Mahwah, Chicago and Emeryville, California. Novadigm occupies approximately 30,268 square feet at its Mahwah facilities, principally for product development, customer training and support, east coast sales and technical support, and general administration; approximately 5,238 square feet at its Emeryville, California facilities, principally for marketing and west coast sales and technical support; and approximately 3,137 square feet at its Chicago, Illinois facilities principally for Midwest sales and technical support. Novadigm's European headquarters are located outside of Paris, France. Novadigm's facilities in France are comprised of approximately 8,729 square feet and are used principally for training and telephone support of European customers, sales and technical support of French customers and administrative support of our European operations. Novadigm also has leased sales and technical support offices near London, England (approximately 3,200 square feet) and near Munich, Germany (approximately 2,160 square feet). We believe that our current facilities are adequate for our needs and will be adequate to meet our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     I.  Novadigm, Inc., v. Marimba, Inc., Case No. CV-97-20194-JW-PVT

     This case involves Novadigm's United States Patent No. 5,581,764 (the "764 patent"), which relates generally to electronic software distribution. The "764 patent" was issued on December 3, 1996. Novadigm filed its complaint in this case on March 3, 1997, alleging infringement of the patent by the "Castanet" electronic software distribution product sold by Marimba, Inc. ("Marimba"). Novadigm presently asserts that Marimba infringes nine claims of the "764 patent" (claims 1, 4, 5, 23, 24, 25, 31, 33, and 34). The case is assigned to the Honorable James Ware in the San Jose Division of the U.S. District Court.

     The case has completed the discovery and summary judgment motion stages, and was the subject of a first phase bifurcated trial from November 15 - 18, 1999. A brief summary of certain procedural events is as follows. On May 2, 1997, Marimba filed an answer in which it contested the infringement, enforceability, and validity of the "764 patent." Marimba also sought a declaratory judgment, in its counter-claim, that the "764 patent" is invalid, unenforceable, and not infringed by Marimba, and that Novadigm is estopped from claiming infringement by Marimba. A case management conference was held on July 1, 1997, when the Court set a schedule for discovery and motions.

     Early on in the case, Marimba twice sought summary adjudication that claim 1 of the "764 patent" was anticipated by alleged prior art references (that is, the claim was invalid). In orders dated October 23, 1997 and February 26, 1998, the Court summarily denied Marimba's motions without prejudice. The parties conducted fact and expert discovery in the case beginning in late 1997 and continuing until mid-1999. A claims construction ("Markman") hearing was conducted in December, 1998, and Judge Ware issued his ruling on claims construction shortly thereafter.

     In the first half of 1999, both sides submitted expert reports, and conducted depositions of the experts. In March and April, 1999, the parties filed three additional summary judgment motions each. Marimba filed a third motion seeking to invalidate the "764 patent" in view of a third prior art reference. (Marimba did not refile its earlier invalidity motions although the Court had given Marimba permission to do so.) Marimba also filed two motions seeking declarations that its products did not infringe the asserted claims of the patent. Novadigm filed three motions for summary adjudication seeking to strike certain of Marimba's invalidity defenses. In a series of orders in June and July, 1999, the Court denied all six motions.

     The Court conducted a preliminary pretrial conference in July, 1999, and decided to bifurcate the trial. The first phase of the trial, on Marimba's inequitable conduct defenses, was held before the Court (without a jury) on November 15 - 18, 1999.

     On January 4, 2000, the Court ruled in Novadigm's favor, finding that no inequitable conduct occurred and dismissing Marimba's inequitable conduct defense and counterclaim. On January 19, 2000, Marimba filed a motion for leave to file a motion for reconsideration of the January 4 ruling, and a motion to certify the ruling to the U.S. Court of Appeals for the Federal Circuit for an immediate appeal. The Court has since denied both motions.

     The case is now scheduled to proceed to a jury trial on the remaining issues (validity and infringement to be decided first, then damages if the jury decides that Marimba is liable). The Court has set a date for the jury trial beginning on November 7, 2000. However, before then, Marimba obtained leave from the Court to file a motion for summary judgment of invalidity of the patent on the grounds of an alleged best mode violation. Marimba filed the motion on May 1, 2000, and the Court took the matter under submission. The motion was heard on June 12, 2000. If the Court grants that motion, that would dispose of this case by declaring invalid the claims of the patent asserted against Marimba; if the Court denies the motion, the case will proceed to trial.

II.  Marimba, Inc. v. Novadigm, Inc., Case No. CV-99-20894-JW

     This case involves Marimba's U.S. Patent No. 5,919,247 (the "247 patent"). The "247 patent" issued on July 6, 1999, based upon a filing date of July 24, 1996. Marimba filed its complaint in this case on July 30, 1999, alleging that Novadigm infringed the "247 patent." The complaint did not specify which claims of the patent were allegedly infringed, or which Novadigm products allegedly infringe the patent. Novadigm's answer to the complaint was filed at the end of September. In Novadigm's answer, Novadigm contested the infringement and validity of the "247 patent." Novadigm also sought a declaratory judgment, in its counter-claim, that the "247 patent" is invalid and not infringed by Novadigm.

     Novadigm notes that it has been selling its EDM product long before the July, 1996 filing of Marimba's patent application. Novadigm had been selling versions of EDM containing the updating methods which are the subject of Novadigm's "764 patent" since 1994. Novadigm believes that the updating technology used in its current products (sold since the "247 patent" issued) is the same technology as that used in its updating products sold since 1994. Since those 1994 sales predate the filing of Marimba's patent by two years, they are prior art to Marimba's patent to the extent that Marimba's patent may have any relevance to Novadigm's products. Novadigm does not believe there is anything new in the products it is currently selling which could form a basis for any infringement charge which was not also present in its pre-existing technology. Thus, if the "247 patent" does not apply to Novadigm's products, there would be no infringement. If the patent does apply to Novadigm's technology, then it would apply equally well to Novadigm's preexisting product and sales, and the patent would not be valid. In either event, in Novadigm's view there would appear to be no basis for the filing of Marimba's complaint. To date, Marimba has refused to identify anything which allegedly is new in Novadigm's current products which could infringe the patent and which were not in Novadigm's pre-1996 products.

     In any event, the case is at a very early stage. Discovery has just begun. All of the claim construction procedures, expert witness reports, and motions are in the future. The Court held a case management conference on December 9, 1999. The Court did not set a deadline for the completion of discovery or a trial date. The Court did schedule a claims construction hearing on October 2, 2000; the parties will be exchanging claims construction disclosures and briefing between now and that hearing. It is presently anticipated that this hearing will be continued to a later date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Novadigm's stock has been traded on the Nasdaq National Market since our initial public offering on July 13, 1995 under the Nasdaq symbol NVDM. The following table sets forth, for the periods indicated, the high and low sales prices for Novadigm's common stock as reported by Nasdaq:

             FISCAL YEAR ENDED MARCH 31, 1999                HIGH        LOW
             --------------------------------                ----        ---
First Quarter..............................................  $ 4 7/16    $ 3 1/8
Second Quarter.............................................  $ 4 9/16    $ 3 1/16
Third Quarter..............................................  $10         $ 3 13/16
Fourth Quarter.............................................  $11 15/16   $ 6 1/2

FISCAL YEAR ENDED MARCH 31, 2000
-----------------------------------------------------------
First Quarter..............................................  $10         $ 6 1/2
Second Quarter.............................................  $14 3/4     $ 8 1/8
Third Quarter..............................................  $24 1/2     $12 1/2
Fourth Quarter.............................................  $26 1/2     $15

     As of June 12, 2000, there were approximately 80 holders of record of Novadigm's common stock. We believe there are over 4,100 beneficial owners of our common stock.

     Novadigm has never paid cash dividends on its common stock. We currently intend to retain earnings, if any, for use in our business and we do not anticipate paying any cash dividends in the foreseeable future. In addition, Novadigm is prohibited from paying dividends under its revolving line of credit agreement.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements and Notes to Consolidated Financial Statements and other financial information included elsewhere in the report.

                                 NOVADIGM, INC.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               YEAR ENDED MARCH 31,
                                                 -------------------------------------------------
                                                  1996       1997       1998      1999      2000
                                                 -------   --------   --------   -------   -------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues
  Licenses.....................................  $18,775   $ 12,117   $ 15,728   $20,743   $27,978
  Maintenance and services.....................    6,241     10,261      7,667    11,319    16,750
                                                 -------   --------   --------   -------   -------
          Total revenues.......................   25,016     22,378     23,395    32,062    44,728
                                                 -------   --------   --------   -------   -------
Operating Expenses:
  Cost of maintenance and services.............    2,630      6,275      6,971     4,352     5,355
  Sales and marketing..........................   10,961     17,123     14,680    16,274    21,912
  Research and development.....................    4,426      6,212      6,843     4,936     6,126
  General and administrative...................    3,230      4,979      4,964     5,383     6,823
  Restructuring charge(1)......................       --      1,829         --        --        --
                                                 -------   --------   --------   -------   -------
          Total operating expenses.............   21,247     36,418     33,458    30,945    40,216
                                                 -------   --------   --------   -------   -------
Operating income (loss)........................    3,769    (14,040)   (10,063)    1,117     4,512
Interest income and other, net.................    1,428      1,597        978       665     1,058
                                                 -------   --------   --------   -------   -------
Income (loss) before provision (benefit) for
  income taxes.................................    5,197    (12,443)    (9,085)    1,782     5,570
Provision (benefit) for income taxes...........      160         59        (68)       25       427
                                                 -------   --------   --------   -------   -------
Net income (loss)..............................  $ 5,037   $(12,502)  $ (9,017)  $ 1,757   $ 5,143
                                                 =======   ========   ========   =======   =======
Earnings (loss) per share -- basic.............  $  0.30   $  (0.72)  $  (0.52)  $  0.10   $  0.28
                                                 =======   ========   ========   =======   =======
Weighted average common shares
  outstanding -- basic.........................   16,566     17,409     17,392    17,580    18,185
                                                 =======   ========   ========   =======   =======
Earnings (loss) per share -- diluted...........  $  0.28   $  (0.72)  $  (0.52)  $  0.10   $  0.25
                                                 =======   ========   ========   =======   =======
Weighted average common and common equivalents
  shares outstanding -- diluted................   17,928     17,409     17,392    18,384    20,558
                                                 =======   ========   ========   =======   =======

                                                                   AS OF MARCH 31,
                                                   -----------------------------------------------
                                                    1996      1997      1998      1999      2000
                                                   -------   -------   -------   -------   -------
CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents......................  $13,361   $ 7,984   $ 4,431   $ 8,124   $ 3,670
  Working capital................................   29,831    24,983    17,326    20,994    29,041
  Total assets...................................   50,132    36,342    28,876    33,376    44,380
  Deferred revenue...............................    4,509       946     2,518     3,873     4,712
  Stockholders' equity...........................   42,522    29,800    20,044    23,263    31,715

---------------
(1) During fiscal 1998, the restructuring charge was paid in full.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect Novadigm's current views with respect to future events and financial performance. Such forward-looking statements include, but are not limited to the last sentences of the first paragraph under "Revenue," the last sentences of "Cost of maintenance and services," "Sales and marketing," "Research and development" and "General and administrative," the statements under "Year 2000 compliance" and the last paragraph under "Liquidity and capital resources." These forward-looking statements are subject to certain risks and uncertainties, including those discussed under "Business Risks" below, that could cause actual results to differ materially from historical or anticipated results.

OVERVIEW

     Novadigm designs, markets and supports technology solutions that efficiently and reliably deliver, update and maintain software and content across the extended enterprise. Our principal customers include medium to large organizations with widely deployed and heterogeneous B2E, B2B and B2C networks. Novadigm was incorporated in February 1992. Through September 1993, Novadigm's primary efforts were devoted to product development. In October 1993, Version
1.0 of EDM was released for general availability. Since its first release, Novadigm has continued to develop EDM by adding new features, applications and platforms. Version 2.0 of EDM was released in February 1994, Version 3.0 in June 1995, and Version 4.0 was released in October 1997. In November 1997, Novadigm released Radia Software Manager, an Internet-based software and content management solution and in November 1998, Novadigm announced the general availability of Radia Version 2.0 as well as the Radia Application Manager. In October 1999, Novadigm announced Radia e-wrap for application service providers
(ASPs) to address the requirements for providing software to ASPs, independent software vendors (ISVs) and enterprise information technology (IT) providers as subscription services.

     Novadigm generates license revenues from licensing the rights to use its software products to end users and sublicense fees from resellers, including certain guaranteed sublicense fees. We also generate maintenance and service revenues from providing renewable support and software update rights services (maintenance) and from consulting and training activities performed for license customers. As of March 31, 2000, we terminated our OEM and distribution agreement with Amdahl. Revenue from Amdahl represented 14% of our total revenues in fiscal 2000. We do not currently believe the termination of the OEM and distribution agreement with Amdahl will result in a material decline in revenues. Amdahl customers having licensed Novadigm products are expected to continue to renew their maintenance agreements.

     Revenues from perpetual software license agreements are recognized as revenue upon shipment of the software if there are no significant post-delivery obligations, pricing is fixed and determinable, payment is due within one year and collectibility is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. We enter into reseller arrangements that typically provide for sublicense fees payable to Novadigm based on a percent of our list price. Reseller arrangements may include non-refundable payments in the form of guaranteed sublicense fees. Guaranteed sublicense fees from resellers are recognized as revenue upon shipment of the master copy of all software to which the guaranteed sublicense fees relate if there are no significant post-delivery obligations, the reseller is creditworthy and if the terms of the agreement are such that the payment obligation is not subject to price adjustment, is non-cancelable and non-refundable and due within 90 days. These guaranteed sublicense fees are applied against sublicense fees reported by the reseller in relicensing Novadigm's products to end-users. Novadigm recognized approximately $1.2 million in guaranteed sublicense fees under all such agreements in fiscal 2000, approximately $5.4 million in fiscal 1999, and approximately $0.4 million in fiscal 1998. At March 31, 2000, approximately 66% of all such guaranteed sublicense fees had been relicensed by our resellers to end-users.

     Revenues for maintenance are recognized ratably over the term of the support period. If maintenance is included in a license agreement, such services are unbundled from the license fee at their fair market value based on the value established by independent sale of such maintenance to customers. Consulting revenues are primarily related to implementation services performed under separate service arrangements related to the installation of Novadigm's software products. Such services generally do not include customization or modification of the underlying software code. If included in a license agreement, such services are unbundled at their fair market value based on the value established by the independent sale of such services to customers. Revenues from consulting and training services are recognized as services are performed.

     ALL PERIOD REFERENCES IN THE DISCUSSION BELOW AND IN THE REMAINDER OF ITEM 7 ARE TO FISCAL PERIODS BASED ON OUR FISCAL YEAR ENDING MARCH 31.

RESULTS OF OPERATIONS

     For the periods indicated, the following table sets forth the percentage of total revenues represented by the respective line items in the Company's statements of operations.

                                                       YEARS ENDED MARCH 31,
                                                      -----------------------
                                                      1998     1999     2000
                                                      -----    -----    -----
REVENUES:
  Licenses..........................................   67.2%    64.7%    62.6%
  Maintenance and services..........................   32.8     35.3     37.4
                                                      -----    -----    -----
          Total revenues............................  100.0    100.0    100.0
                                                      -----    -----    -----
OPERATING EXPENSES:
  Cost of maintenance and services..................   29.8     13.6     12.0
  Sales and marketing...............................   62.7     50.7     49.0
  Research and development..........................   29.3     15.4     13.7
  General and administrative........................   21.2     16.8     15.2
                                                      -----    -----    -----
          Total operating expenses..................  143.0     96.5     89.9
                                                      -----    -----    -----
Operating income (loss).............................  (43.0)     3.5     10.1
                                                      -----    -----    -----
Interest income and other, net......................    4.2      2.1      2.4
                                                      -----    -----    -----
Income (loss) before provision (benefit) for income
  taxes.............................................  (38.8)     5.6     12.5
Provision (benefit) for income taxes................   (0.3)     0.1      1.0
                                                      -----    -----    -----
Net income (loss)...................................  (38.5)%    5.5%    11.5%
                                                      =====    =====    =====

REVENUES

     We generate revenues principally from licensing the rights to use our software products to end-users and from sublicense fees reported to us by resellers, including certain guaranteed sublicense fees. We also generate maintenance and service revenues from providing renewable support and software update rights services and from consulting and training activities performed for license customers. Maintenance and service revenues accounted for 32.8% of total revenues in 1998, 35.3% in 1999, and 37.4% in 2000, respectively. Though we expect maintenance and service revenues to increase in terms of absolute dollars in 2001 as compared to 2000, we expect maintenance and service revenues as a percentage of total revenues to decline in 2001 as a result of our emphasis on licensing activities.

     Total revenues were $23.4 million, $32.1 million, and $44.7 million in 1998, 1999, and 2000, respectively. Total revenues increased 37.0% in 1999 over 1998 and increased 39.5% in 2000 over 1999.

     License revenues were $15.7 million, $20.7 million, and $28.0 million in 1998, 1999 and 2000, respectively. License revenues increased 31.9% in 1999 over 1998 and increased 34.9% in 2000 over 1999. The increases in license revenues, in 1999 as compared to 1998 and in 2000 as compared to 1999, were due primarily to closing a greater number of contracts, continued increase in the demand for our products by both new and existing customers, more effective corporate marketing programs, and the expansion of our sales force in North America and Europe.

     Maintenance and service revenues were $7.7 million, $11.3 million, and $16.8 million in 1998, 1999 and 2000, respectively. Maintenance and service revenues increased 47.6% in 1999 compared to 1998 and increased 48.0% in 2000 over 1999. The increase in maintenance and service revenues in 2000 as compared to 1999 was primarily due to the increased demand for our consulting and training services associated with higher licensing activity with new customers, the increase in our customer base, the high rate of renewal of maintenance contracts by customers and due to an increase in our maintenance prices during 1999.

     During 2000, only one customer, Amdahl, accounted for more than ten percent of our total revenue. During 2000 Amdahl accounted for $6.1 million or approximately 14% of total revenues. During 1999, two customers, Amdahl and Esoft, accounted for approximately 17% and 12% of total revenues, respectively. During 1998, two customers, Amdahl and EDS, accounted for approximately 31% and 10% of total revenues, respectively.

     We typically ship our products following a fully executed license agreement, and acceptance of a purchase order, and, as a result, have little or no backlog.

OPERATING EXPENSES

     Cost of maintenance and services includes the direct costs of customer support and update rights, and the direct and indirect costs of providing training, technical support and consulting services to our customers. Cost of maintenance and services consists primarily of payroll and benefits for field engineers and support personnel, travel and lodging expenses, third party consulting fees, and other related overhead. Cost of maintenance and services was $7.0 million, $4.4 million, and $5.4 million in 1998, 1999 and 2000, respectively. The cost of maintenance and services declined 37.6% in 1999 over 1998 and increased 23.0% in 2000 as compared to 1999. The decrease in 1999 over 1998 was due to the reorganization of the technical services department in March 1998, which resulted in reductions in personnel and the use of outside consultants. The reason for the increase in 2000 over 1999 was primarily due to increasing headcount to meet the growing demand for our services. We expect the cost of maintenance and services to increase in 2001 in absolute dollar terms.

     Sales and marketing expenses consist primarily of salaries, related benefits, commissions, travel and other costs associated with sales and marketing efforts. Sales and marketing expenses were $14.7 million, $16.3 million, and $21.9 million in 1998, 1999 and 2000, respectively. Sales and marketing expenses increased 10.9% in 1999 as compared to 1998 and increased 34.6% in 2000 over 1999. The increase in sales and marketing expenses in 1999 over 1998 was primarily due to the expansion of the European direct sales force as well as higher commission expense associated with the recording of higher revenue. The increase in 2000 from 1999 was primarily the result of the continued expansion of the direct sales force in North America and Europe as well as increased commission expense associated with higher revenues. We expect sales and marketing expenses to increase in 2001 compared to 2000 in absolute dollar terms.

     Research and development expenses consist primarily of salaries, related benefits, consultant fees and other costs associated with research and development efforts. Research and development expenses were $6.8 million, $4.9 million, and $6.1 million in 1998, 1999 and 2000, respectively. Research and development expenses decreased 27.9% in 1999 over 1998 and increased 24.1% in 2000 as compared to 1999. The decrease in research and development in 1999 as compared to 1998 was due primarily to a significant reduction in the use of outside consultants contracted in 1998 to assist in the development of EDM version 4.0 and Radia. The increase in research and development in 2000 as compared to 1999 was primarily due to the ongoing development of new products which operate on additional platforms and the development of products to address the requirements of application service providers (ASPs), independent software vendors (ISVs) and enterprise information technology (IT) providers for providing software applications to customers as subscription services. We believe that a significant investment in research and development activities is essential to provide for our future growth, particularly research and development relating to our Internet activities. We anticipate that we will continue to invest resources to further enhance and develop our products, and we anticipate growth in research and development expense in 2001.

     Under the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," software development costs are capitalized upon the establishment of technological feasibility, which we define as establishment of a working model.

Amounts which could have been capitalized under this statement were immaterial in all periods presented. Therefore, we have expensed all software development costs as incurred.

     General and administrative expenses consist primarily of salaries, related benefits, travel and fees for professional services such as consulting, legal, accounting and recruiting fees. General and administrative expenses were $5.0 million, $5.4 million, and $6.8 million in 1998, 1999 and 2000, respectively. General and administrative expenses increased 8.4% in 1999 as compared to 1998 and increased 26.8% in 2000 over 1999. The increase in 1999 over 1998 and in 2000 over 1999, was due primarily to higher compensation costs due to expanding our management and administrative staff, and to higher legal fees associated with a patent infringement suit alleged by Novadigm (See "Part I, Item 3. Legal Proceedings.") We expect general and administrative expenses to increase in 2001.

INTEREST INCOME AND OTHER, NET

     Interest income and other, net is comprised primarily of interest income earned on our cash, cash equivalents and investments partially offset by banking fees, foreign exchange transaction gains and/or losses and other fees and expenses. Interest income and other, net was $1.0 million, $0.7 million, and $1.1 million in 1998, 1999 and 2000, respectively. Interest income and other, net declined 32.0% in 1999 as compared to 1998 and increased 59.1% in 2000 as compared to 1999. The decline of interest income and other, net in 1999 as compared to 1998, is due primarily to lower average balances of cash and marketable securities as compared to the prior year average balances. The increase of interest income and other, net in 2000 as compared to 1999, is due primarily to higher average balances of cash and marketable securities as compared to the prior year average balances.

INCOME TAXES

     We recorded an income tax benefit of $68 thousand in 1998 for state taxes; a provision for income taxes of approximately $25 thousand in 1999 for federal and state alternative minimum taxes; and a provision for income taxes of approximately $427 thousand in 2000 for federal and state alternative minimum taxes and for foreign taxes. As of March 31, 2000, we had net deferred tax assets of approximately $6.3 million. We have provided a full valuation allowance due to the uncertainty surrounding the timing of the realization of the net deferred tax assets. As of March 31, 2000, we had federal net operating loss carryforwards of approximately $10.3 million, which expire in various periods through 2013. Our ability to utilize the net operating loss carryforwards in future years may be limited in some circumstances, including significant changes in ownership interests, due to certain provisions of the Internal Revenue Code of 1986.

INFLATION

     The effects of inflation on our financial position has not been significant to date.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000 we had approximately $25.0 million in cash and short-term investments. Net cash provided by operating activities in 1999 and 2000 was $1.6 million and $1.5 million, respectively. In both years, the cash provided by operating activities was primarily the result of net profit and an increase in deferred revenue, and in the year 2000, also to higher accruals for payroll and other compensation expenses that were not actually paid until subsequent periods. The cash provided by operating activities in both years was partially reduced by an increase in the accounts receivable balance. The accounts receivable balance, net of the allowance for doubtful accounts increased $2.2 million to $8.6 million as of March 31, 1999, and increased $7.0 million to $15.5 million as of March 31, 2000. The increase in accounts receivable in both years was primarily due to the higher revenues. As of March 31, 2000, we did not have any material commitments for capital expenditures.

     In December 1994, we entered into an unsecured revolving line of credit agreement with a bank. The agreement has been renewed annually and at March 31, 2000 the available line of credit was $1.0 million, expiring in September 2000. Borrowings bear interest at the bank's reference rate (9.0% as of March 31,

2000). The agreement has a number of financial covenants which we are required to meet. We had no outstanding borrowings under the agreement as of March 31, 2000.

     Although it is difficult for us to predict future liquidity requirements with certainty, we believe that our existing cash and marketable securities balances, together with cash from operations and amounts available under our revolving line of credit, will be adequate to finance our operations for at least the next twelve months. Although operating activities may provide cash in certain periods, to the extent we experience growth in the future, we anticipate that our operating and investing activities may use cash. Consequently, any such future growth may require us to obtain additional equity or debt financing, which may not be available on commercially reasonable terms or which may be dilutive.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our financial instruments consist of cash and cash equivalents, short-term investments, trade accounts and contracts receivable and accounts payable. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations. As a result, we do not expect fluctuations in interest rates to have a material impact on the fair value of these securities. We do not use derivative financial instruments in our investment portfolio.

     The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. These currencies have been relatively stable against the U.S. dollar for the past several years. Foreign currency fluctuations have not had a material impact historically on our revenues or results of operations. Currently, we have operations in the United Kingdom, France and Germany and conduct transactions in the local currency of each location. Although we currently derive no material revenues from highly inflationary economies, we are expanding our presence in international markets outside Europe, including the Pacific Rim and Latin America, whose currencies have tended to fluctuate more relative to the U.S. dollar. There can be no assurance that European currencies will remain stable relative to the U.S. dollar or that future fluctuations in the value of foreign currencies will not have a material adverse effect on our business, operating results, revenues and financial condition. To date, the impact of fluctuations in these currencies resulted in transaction gains (losses) of $17 thousand, ($189) thousand, and ($171) thousand in 1998, 1999 and 2000, respectively.

     Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure. Our investment policy requires us to invest funds in excess of current operating requirements in obligations of the U.S. government and its agencies, investment grade state and local government obligations securities of U.S. corporations rated A1 or P1 by Standard & Poors or the Moody's equivalents, and/or money market funds, deposits or notes issued or guaranteed by U.S. commercial banks meeting certain credit rating and net worth requirements.

     At March 31, 2000, our cash and cash equivalents consisted primarily of demand deposits and money market funds held by large institutions in the U.S., and our short-term investments were invested in corporate debt maturing in less than 90 days.

BUSINESS RISKS

     History of Operating Losses. We have reported an operating loss for every quarter since our incorporation in February 1992 except for the four consecutive quarters of 1996 and 2000, and the last three-quarters of 1999. There can be no assurance that we will be able to sustain profitability on a quarterly or annual basis in the future.

     Fluctuations in Quarterly Results; Seasonality. Our quarterly operating results have fluctuated in the past and are expected to fluctuate significantly in the future due to a number of factors, including, among others, the size and timing of customer orders, the timing and market acceptance of our new products, the level and pricing of international sales, foreign currency exchange rates, changes in the level of operating expenses, technological advances and new product introductions by our competitors and competitive conditions in the industry. Revenues received from our individual customers vary significantly based on the size of the product installation. Customer orders for our products have ranged from $25,000 to over $4 million, and have averaged from approximately $200,000 to $400,000. As a result, our quarterly operating results are likely to be significantly affected by the number and size of customer orders we are able to obtain in any particular quarter. In addition, the sales cycle for our products is lengthy and unpredictable, and may range from a few months to over a year, depending upon the interest of the prospective customer in our products, the size of the order (which may involve a significant commitment of capital by the customer), the decision-making and acceptance procedures within the customer's organization, the complexity of implementation and other factors.

     We generally ship orders as received and as a result typically have little or no backlog. Quarterly revenues and operating results therefore depend upon the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, we have recognized the substantial majority of our quarterly license revenues in the last weeks or week of each quarter. In addition, because our expenditure levels for product development and other operating expenses are based in large part on anticipated revenues, a substantial portion of which are not typically generated until the end of each quarter, the timing and amount of revenues associated with orders have caused, and may continue to cause, significant variations in operating results from quarter to quarter.

     Our operating results are also expected to vary significantly due to seasonal trends. Historically, we have realized a greater percentage of our annual revenues in the fourth quarter, and a lower percentage in the first and second quarters. We believe that this seasonality is in part a result of efforts of our direct sales personnel to meet annual sales quotas, and in part a result of lower international revenues in the summer months when many businesses in Europe experience lower sales. In addition, capital budgets of our customers, which tend to concentrate spending activity at calendar year-end, have had, and may continue to have, a seasonal influence in our quarterly operating results. We expect that our operating results will continue to fluctuate in the future as a result of these and other factors, and that seasonality may increase if our efforts to expand our international sales are successful (See "Part I, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part I, Sales and Marketing").

     Rapid Technological Change and Introduction of New Products. The market for ESD products is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. Our future success will depend in large part on our ability to enhance our current products and to develop and introduce new products that keep pace with technological developments, achieve market acceptance and respond to customer requirements that are constantly evolving. Responding to rapid technological change and the need to develop and introduce new products to meet customers' expanding needs will require us to make substantial investments in research and product development. During 2000, among other research and development expenditures, we allocated research and development funding to the development of Novadigm's e-wrap technology for ASP's and additional platforms in operating systems. We intend to continue to allocate funding to these development projects throughout 2001. If we fail to anticipate or respond adequately to technological developments and customer requirements, and in particular advances in client/server enterprise hardware platforms, internet applications and platforms, operating systems and systems management applications, or any significant delays in product development or introduction, this could result in a loss of competitiveness or could materially and adversely affect our operating results. There can be no assurance that any product enhancements or new products we develop will gain market acceptance.

     The failure to develop on a timely basis new products or product enhancements could cause customers to delay or refrain from purchasing our existing products and thereby adversely affect our operating results. If future releases of new products and enhancements do not achieve market acceptance, the business, financial condition and results of our operations will be materially and adversely affected (See "Part I, Products").

     Software products as complex as those offered by Novadigm may contain undetected errors or failures that, despite our significant testing, are discovered only after a product has been installed and used by customers. Although our business has not been materially and adversely affected by any such errors to date, there can be no assurance that errors will not be found in our products in the future. Such errors could cause delays in product introductions and shipments, require design modifications, result in loss of or delay in market acceptance of our products, or loss of existing customers, any of which could adversely affect the business, financial condition and results of our operations.

     Competition in the software and content management market is diverse and rapidly changing. While a variety of vendors have offered some form of ESD, ISM or similar solutions with their offerings, the current and prospective closest competitors of Novadigm today fall into four categories:

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

          Internet ESD Vendors. These competitors (also known as ISM providers) include companies such as Marimba, Inc., and BackWeb Technologies Ltd., originally "push" technology companies that have redefined themselves to take advantage of the Internet services market.

          Mobile Management Suite Vendors. These competitors include XcelleNet, Inc.

     Novadigm believes that it competes effectively with all of these vendors in its target market on the basis of its broader product line for software and content management, patented fractional differencing technology, desired-state technological innovation, unique adaptive configuration functionality, higher product implementation success rates, and extensive customer support. We differentiate our products in the market based on results that have proven our products are capable of distributing and managing software and content faster, across larger and more diverse environments, with higher reliability and greater adaptability.

     Many of our competitors have longer operating histories and many may have significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger installed customer bases. Novadigm's current and future competitors could introduce products with more features, greater functionality and lower prices than our products. These competitors could also bundle existing or new products with other, more established products in order to compete with us. Our focus on software and content management products may be a disadvantage in competing with vendors that offer a broader range of products. Moreover, as the software and content management market develops, a number of companies with significantly greater resources than those of Novadigm could attempt to increase their presence in this market by acquiring or forming strategic alliances with competitors or business partners of ours. There can be no assurance that we will be able to compete successfully or that competition will not have a material adverse effect on our business, operating results or financial condition (See "Part I, Competition").

     Volatility. The market for Novadigm's common stock is highly volatile. The trading price of our stock has been and could in the future be subject to wide fluctuations in response to quarterly variations in operating and financial results, announcements of technological innovations or new products by us or our competitors, changes in prices to Novadigm's or our competitors' products and services, changes in product mix, change in our revenue and revenue growth rates for us as a whole or for individual geographic areas, products or product categories, as well as other events or factors. Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the market in which we do business or relating to us specifically have resulted, and could in the future result in, an immediate and adverse effect on the market price of our common stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for the securities of many high technology companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the our common stock. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources, which could have material adverse effect on our business, operating results and financial condition.

     Risks Related to International Revenues. In 1999 and 2000, approximately 47% and 41% of Novadigm's net revenues, respectively, were derived from its international operations. International revenues are a significant percentage of our revenues and we plan to continue to develop international sales, primarily through our European operations. Our operations and financial results could be significantly affected by factors associated with international operations, such as changes in foreign currency exchange rates, uncertainties relative to regional economic circumstances, longer payment cycles, greater difficulty in accounts receivable collection, changes in regulatory requirements and product localization requirements, as well as by other factors associated with international activities. A majority of our international revenues and costs have been denominated in foreign currencies. We believe that an increasing portion of our international revenues and costs will be denominated in foreign currencies in the future. In addition, although we cannot predict the potential consequences to our business as a result of the adoption of the Euro as a common currency in Europe, the transition to the Euro presents a number of risks, including increased competition from European firms as a result of pricing transparency. To date, we have not engaged in any foreign exchange hedging transactions and we are therefore subject to foreign currency risk.

     Customer Concentration. During 2000, one customer, Amdahl, accounted for approximately 14% of total revenues. During 1999, two customers, Amdahl and Esoft, accounted for approximately 17% and 12% of total revenues, respectively. During 1998, two customers, Amdahl and EDS, accounted for approximately 31% and 10% of total revenues, respectively. In June 1995, Novadigm entered into a seven-year, non-exclusive OEM and distribution agreement with Amdahl. Under the agreement, Amdahl may sublicense EDM throughout the world as part of its bundled solution and sublicense EDM stand-alone to a limited worldwide market. Novadigm agreed to provide limited technical support and training. The agreement required Amdahl to pay Novadigm a minimum royalty of $8 million in fiscal 1996; and $4 million in each of fiscal 1997 and fiscal 1998. The agreement was amended in March 1997, instead requiring Amdahl to pay $2 million in minimum royalties in each of fiscal 1997 and fiscal 1998; and minimum royalties of $3 million in each of fiscal 1999 and fiscal 2000. In the event of a change of control of Novadigm, the amended agreement allows Amdahl the right to terminate the agreement and recover unused guaranteed sublicense fees at the time of termination to the extent they were also outstanding on March 31, 1997. Amdahl renewed the agreement for fiscal 2000. Amdahl failed to meet the minimum royalty commitment for fiscal 2000 and we terminated the agreement effective March 31, 2000. We do not currently believe the termination of the OEM and distribution agreement with Amdahl will result in a material decline in revenues.

     Dependence on Proprietary Technology; Risks of Infringement. The success of Novadigm will be heavily dependent upon proprietary technology. We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which provide only limited protection. Despite these precautions taken by us, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that either regards as proprietary. In particular, we may provide our respective licensees with access to our proprietary information underlying its licensed applications. There can be no assurance that such means of protecting their proprietary rights will be adequate or that their competitors will not independently develop similar or superior technology. Policing unauthorized use of software is difficult and, while we are able to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the proprietary rights of Novadigm to the same extent as do the laws of the United States. Litigation may be necessary in the future to enforce their intellectual property rights, to protect trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the business, results of operations, and financial condition of any or all of Novadigm (See "Part I, Item 3. Legal Proceedings").

     We are not aware that any of our software product offerings infringes the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement with respect to current or future products of Novadigm. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in their industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms or at all, which could have a material adverse effect on the business, results of operations, and financial condition of Novadigm (See "Part I, Item 3. Legal Proceedings").

     Product Liability. The license agreements, which we enter with our customers typically, contain provisions designed to limit exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in such license agreements may not be effective under the laws of certain jurisdictions. Although we have not experienced any product liability claims to date, the sale and support of our products may entail the risk of such claims, and there can be no assurance that we will not be subject to such claims in the future. A product liability claim brought against Novadigm could have a material adverse effect on our respective businesses, results of operations, and financial condition.

     Retention of Executives and Key Employees. Our future success depends upon the contributions of our executives and key employees. The inability to retain executives and certain key employees in research and development and sales and marketing could have a significant adverse affect on our ability to develop new products and versions of our products and market and sell those products in the marketplace. The loss of the services of one or more of our executives or key employees could have a material adverse effect on our operating results. We also believe our future success will depend in large part upon our ability to attract and retain additional highly skilled personnel.

     Improving Operational Systems to Grow the Business. We have expanded our operations rapidly since inception. We intend to continue to expand in the foreseeable future to pursue existing and potential market opportunities. This rapid growth places a significant demand on management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. If we fail to implement and improve these systems, our business, operating results and financial condition will be materially adversely affected.

     Potential Future Acquisitions. We may acquire other businesses in the future, which would complicate our management tasks. We may need to integrate widely dispersed operations that have different and unfamiliar corporate cultures. These integration efforts may not succeed or may distract management's attention from existing business operations. Our failure to successfully manage future acquisitions could adversely affect our business. Existing stockholders may be diluted if we finance the acquisitions by issuing equity securities.

     Year 2000 Issue. The "Year 2000 Issue" refers generally to the problems that some software may have in determining the correct century for the year. For example, software with date-sensitive functions that is not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in failures or the creation of erroneous results.

     We are exposed to the risk that the Year 2000 Issue could disrupt our operations. However, as discussed in prior filings, we undertook certain planning and implementation efforts. In late 1999, Novadigm completed its remediation and testing of systems. As a result of those planning an implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems, and we believe those systems successfully responded to the Year 2000 date changes. The amounts incurred and expensed for developing and carrying out the plans to complete the Year 2000 modifications did not have a material effect on our operations. We are not aware of any material problems resulting from the Year 2000 Issue, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

     Future Capital Requirements. We expect the cash on hand, cash equivalents and commercial credit facilities to meet our working capital and capital expenditure needs for at least the next 12 months. After that time, we may need to raise additional funds and we cannot be certain that we would be able to obtain additional financing on favorable terms, if at all. Further, if we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, operating results and financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." We adopted SOP 98-1 effective January 1, 1999. Such adoption did not have a significant effect on our results of operations.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" -- Deferral of the Effective Date of FASB Statement No. 133, which defers for one year the effective date of Statement 133. As a result of the deferral provisions of Statement 137, Statement 133 is now effective for our fiscal year 2001. We have not determined the impact, if any, that the adoption of Statement 133 will have on our results of operations or financial position.

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition SAB 101," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. We will adopt the provisions of SAB 101 for all transactions during the year ending March 31, 2001. The application of SAB 101 is not expected to have a material impact on our results of operations or our financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements and Supplementary Data of Novadigm required by this item are set forth at the pages indicated at Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item concerning Novadigm's directors is incorporated by reference from the section captioned "Election of Directors" contained in Novadigm's Proxy Statement related to the Annual Meeting of Stockholders to be held September 15, 2000, to be filed by us with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this item concerning executive officers is set forth in
Part I, Item 1 of this Report. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned "Compliance with Section 16(a) of the Exchange Act" contained in the Proxy Statement.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Form:

                                                                      PAGE
                                                                     NUMBER
                                                                     ------

     1. Financial Statements:


       Report of Independent Public Accountants....................   F-2
       Consolidated Balance Sheets --
         As of March 31, 2000 and 1999.............................   F-3
       Consolidated Statements of Operations --
         For the Years Ended March 31, 2000, 1999 and 1998.........   F-4
       Consolidated Statements of Stockholders' Equity --
         For the Years Ended March 31, 2000, 1999 and 1998.........   F-5
       Consolidated Statements of Cash Flows --
         For the Years Ended March 31, 2000, 1999 and 1998.........   F-6
       Notes to Consolidated Financial Statements..................   F-7

     2. Financial Statement Schedule:

       For the Years Ended March 31, 2000, 1999 and 1998:

       II -- Valuation and Qualifying Accounts.....................   S-1

     Additional schedules are not required under the related schedule instructions or are inapplicable, and therefore have been omitted.

     3. Exhibits

       3.1*      Certificate of Incorporation of Registrant, as amended.
       3.2*      Bylaws of Registrant, as amended.
      10.1*+     OEM Software Licensing and Distribution Agreement dated June
                 13, 1995 between the Registrant and Amdahl Corporation.
                 (originally filed as Exhibit 10.8).
      10.2**+    Amendment 1 dated December 20, 1996 to the OEM Software
                 Licensing and Distribution Agreement dated June 13, 1995
                 between the Registrant and Amdahl Corporation.
      10.3**+    Amendment 2 dated March 31, 1997 to OEM Software Licensing and Distribution Agreement dated June 13, 1995 between the
                 Registrant and Amdahl Corporation.
      10.4****   1992 Stock Option Plan, as amended and form of Stock Option
                 Agreement.
      10.5*      1995 Employee Stock Purchase Plan and form of Subscription
                 Agreement.
      10.6*      Employment Agreement dated as of August 10, 1992 by and
                 between H. Kent Petzold and the Registrant.
      10.7*      Deferred Compensation Agreement dated as of August 10, 1992, as amended, by and between H. Kent Petzold and the
                 Registrant.
      10.8*      Stock Option Agreement and Notice of Stock Option Grant
                 dated as of August 10, 1992 by and between H. Kent Petzold and the Registrant.
      10.9*      Amendment to Employment Agreement and Stock Option
                 Agreements dated as of May 18, 1995 by and among H. Kent
                 Petzold and the Registrant, and Albion J. Fitzgerald,
                 Shannon Ruiz, Joseph J. Fitzgerald and Brian J. McAlister.
      10.10*     Form of Indemnification Agreement entered into between
                 Registrant and its officers and directors.
      10.11***** Management Retention Agreement dated August 17, 1998 by and between the registrant and Robert B. Anderson.

      10.12***   Loan Agreement dated September 1, 1998 between the
                 Registrant and Coast Commercial Bank.
      10.13** Facility lease dated as of March 14, 1997, by and between Crossroad Developers Associates, LLC and the Registrant
      10.14** Employment Agreement effective as of April 1, 1997 by and between the Registrant and Wallace D. Ruiz.
      10.15*** Offer letter dated February 9, 1998 by and between the registrant and Michael R. Carabetta.
      10.16*** Separation Agreement and Mutual Release dated April 1, 1998 by and between the registrant and Stuart Jacobson.
      10.17*** Agreement dated February 13, 1998 by and between the registrant and Stuart Jacobson.
      10.18      Security Agreement dated April 27, 2000 between the
                 Registrant and Albion Fitzgerald.
      10.19      Security Agreement dated April 17, 2000 between the
                 Registrant and Wallace Ruiz.
      21.1       Subsidiaries of Registrant.
      23.1       Consent of Arthur Andersen LLP
      24.1       Power of Attorney (see page 35)
      27.1       Financial Data Schedule.

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

 **** Incorporated by reference to exhibits filed with Registrant's Registration
      Statement on Form S-8 (file no. 333-67877).

***** Incorporated by reference to exhibits filed with Registrant's Annual
      Report on Form 10-K for the fiscal year ended March 31, 1999.

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

Date: June 27, 2000

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

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below on June 27, 2000 by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

              SIGNATURE                                 TITLE                       DATE
              ---------                                 -----                       ----

       /s/ ALBION J. FITZGERALD            Chairman of the Board and Chief      June 27, 2000
--------------------------------------  Executive Officer (Principal Executive
         Albion J. Fitzgerald                          Officer)

         /s/ WALLACE D. RUIZ             Vice President, Treasurer and Chief    June 27, 2000
--------------------------------------  Financial Officer (Principal Financial
           Wallace D. Ruiz                     and Accounting Officer)

        /s/ ROBERT B. ANDERSON           Executive Vice President, Secretary    June 27, 2000
--------------------------------------               and Director
          Robert B. Anderson

     /s/ DEBORAH DOYLE MCWHINNEY                       Director                 June 27, 2000
--------------------------------------
       Deborah Doyle McWhinney

         /s/ H. KENT PETZOLD                           Director                 June 27, 2000
--------------------------------------
           H. Kent Petzold

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO NOVADIGM, INC.:

     We have audited the accompanying consolidated balance sheets of Novadigm, Inc. (a Delaware corporation) and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income
(loss), stockholders' equity and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of Novadigm's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Novadigm, Inc. and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule listed in the index to financial statement schedules is the responsibility of Novadigm's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Roseland, New Jersey
April 26, 2000

                                 NOVADIGM, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              MARCH 31,    MARCH 31,
                                                                2000         1999
                                                              ---------    ---------
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $  3,670     $  8,124
  Short-term marketable securities..........................    21,348       13,412
  Accounts receivable, net of allowance for doubtful
     accounts of $1,752 in 2000 and $783 in 1999............    15,544        8,586
  Prepaid expenses and other current assets.................     1,144          985
                                                              --------     --------
          Total current assets..............................    41,706       31,107
  Property and equipment, net...............................     1,894        1,396
  Other assets..............................................       780          873
                                                              --------     --------
                                                              $ 44,380     $ 33,376
                                                              ========     ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  3,100     $  2,770
  Accrued liabilities.......................................     1,003          642
  Accrued payroll and other compensation....................     3,850        2,828
  Deferred revenue..........................................     4,712        3,873
                                                              --------     --------
          Total current liabilities.........................    12,665       10,113
                                                              --------     --------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value
     Authorized -- 5,000 shares
     Issued -- none.........................................        --           --
  Common stock, $0.001 par value
     Authorized -- 30,000 shares
     Issued -- 18,590 shares in 2000 and 17,838 shares in
      1999..................................................        11           11
  Additional paid-in capital................................    68,691       65,476
  Accumulated deficit.......................................   (36,648)     (41,791)
  Treasury stock, 0 shares in 2000, 43 shares in 1999.......        --         (265)
  Accumulated Comprehensive Loss............................      (339)        (168)
                                                              --------     --------
          Total stockholders' equity........................    31,715       23,263
                                                              --------     --------
                                                              $ 44,380     $ 33,376
                                                              ========     ========

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                                 NOVADIGM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              FOR THE YEARS ENDED MARCH 31,
                                                              ------------------------------
                                                               2000       1999        1998
                                                              -------    -------    --------
REVENUES:
  Licenses..................................................  $27,978    $20,743    $ 15,728
  Maintenance and services..................................   16,750     11,319       7,667
                                                              -------    -------    --------
          Total revenues....................................   44,728     32,062      23,395
                                                              -------    -------    --------
OPERATING EXPENSES:
  Cost of maintenance and services..........................    5,355      4,352       6,971
  Sales and marketing.......................................   21,912     16,274      14,680
  Research and development..................................    6,126      4,936       6,843
  General and administrative................................    6,823      5,383       4,964
                                                              -------    -------    --------
          Total operating expenses..........................   40,216     30,945      33,458
                                                              -------    -------    --------
Operating income (loss).....................................    4,512      1,117     (10,063)
Interest income and other, net..............................    1,058        665         978
                                                              -------    -------    --------
Income (loss) before provision (benefit) for income taxes...    5,570      1,782      (9,085)
Provision (benefit) for income taxes........................      427         25         (68)
                                                              -------    -------    --------
Net income (loss)...........................................  $ 5,143    $ 1,757    $ (9,017)
                                                              =======    =======    ========
Earnings (loss) per share -- basic..........................  $  0.28    $  0.10    $  (0.52)
                                                              =======    =======    ========
Weighted average common shares outstanding -- basic.........   18,185     17,580      17,392
                                                              =======    =======    ========
Earnings (loss) per share -- diluted........................  $  0.25    $  0.10    $  (0.52)
                                                              =======    =======    ========
Weighted average common and common equivalent shares
  outstanding -- diluted....................................   20,558     18,384      17,392
                                                              =======    =======    ========

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)

                                                              FOR THE YEARS ENDED MARCH 31,
                                                              ------------------------------
                                                               2000       1999        1998
                                                              -------    -------    --------
Net income (loss)...........................................  $5,143     $1,757     $(9,017)
  Cumulative translation adjustment.........................    (171)      (189)         17
                                                              ------     ------     -------
Comprehensive income (loss).................................  $4,972     $1,568     $(9,000)
                                                              ======     ======     =======

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                                 NOVADIGM, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                       COMMON STOCK     ADDITIONAL                             ACCUMULATED        TOTAL
                                      ---------------    PAID-IN     ACCUMULATED   TREASURY   COMPREHENSIVE   STOCKHOLDERS'
                                      SHARES   AMOUNT    CAPITAL       DEFICIT      STOCK     INCOME (LOSS)      EQUITY
                                      ------   ------   ----------   -----------   --------   -------------   -------------
Balance at March 31, 1997...........  17,316    $11      $65,859      $(34,531)    $(1,543)       $   4          $29,800
  Exercise of stock options.........     334     --          387            --          --           --              387
  Purchases of treasury stock.......    (269)    --           --            --      (1,535)          --           (1,535)
  Sales of treasury stock...........      90     --         (159)           --         551           --              392
  Foreign currency translation
    adjustment......................      --     --           --            --          --           17               17
  Net loss..........................      --     --           --        (9,017)         --           --           (9,017)
                                      ------    ---      -------      --------     -------        -----          -------
Balance at March 31, 1998...........  17,471     11       66,087       (43,548)     (2,527)          21           20,044
  Exercise of stock options.........     367     --         (611)           --       2,262           --            1,651
  Foreign currency translation
    adjustment......................      --     --           --            --          --         (189)            (189)
  Net income........................      --     --           --         1,757          --           --            1,757
                                      ------    ---      -------      --------     -------        -----          -------
Balance at March 31, 1999...........  17,838     11       65,476       (41,791)       (265)        (168)          23,263
  Exercise of stock options.........     752     --        3,215            --         265           --            3,480
  Foreign currency translation
    adjustment......................      --     --           --            --          --         (171)            (171)
  Net income........................      --     --           --         5,143          --           --            5,143
                                      ------    ---      -------      --------     -------        -----          -------
Balance at March 31, 2000...........  18,590    $11      $68,691      $(36,648)    $    --        $(339)         $31,715
                                      ======    ===      =======      ========     =======        =====          =======

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                                 NOVADIGM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                   FOR THE YEARS ENDED
                                                                        MARCH 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)........................................  $  5,143    $  1,757    $ (9,017)
  Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activities --
     Depreciation and amortization.........................       862         887       1,104
     Increase (decrease) in allowance for doubtful
       accounts............................................       969          13        (532)
     Increase in accounts receivable.......................    (7,927)     (2,247)     (1,088)
     Increase in prepaid expenses and other current
       assets..............................................      (159)       (143)       (237)
     Decrease (increase) in other assets...................        93          82        (253)
     Increase (decrease) in accounts payable and accrued
       liabilities.........................................       691        (261)      1,699
     Increase in accrued payroll and other compensation....     1,022         186         413
     Decrease in accrued restructuring costs...............        --          --      (1,394)
     Increase in deferred revenue..........................       839       1,355       1,572
                                                             --------    --------    --------
          Net cash provided by (used in) operating
            activities.....................................     1,533       1,629      (7,733)
                                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment......................    (1,360)       (520)     (1,281)
  Purchases of held-to-maturity securities.................   (49,015)    (31,176)    (17,752)
  Proceeds from redemptions of held-to-maturity
     securities............................................    41,079      32,298      23,952
                                                             --------    --------    --------
          Net cash (used in) provided by investing
            activities.....................................    (9,296)        602       4,919
                                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from the sale of common stock and exercise
     of warrants and options...............................     3,480       1,651         779
  Purchases of treasury stock..............................        --          --      (1,535)
                                                             --------    --------    --------
          Net cash provided by (used in) financing
            activities.....................................     3,480       1,651        (756)
                                                             --------    --------    --------
Effect of exchange rate on changes in cash.................      (171)       (189)         17
                                                             --------    --------    --------
Net increase (decrease) in cash and cash equivalents.......    (4,454)      3,693      (3,553)
Cash and cash equivalents at the beginning of the period...     8,124       4,431       7,984
                                                             --------    --------    --------
Cash and cash equivalents at the end of the period.........  $  3,670    $  8,124    $  4,431
                                                             ========    ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITY:
Cash paid for interest.....................................  $     --    $     --    $     18
Cash paid for income taxes.................................  $    293    $     --    $     --

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                                 NOVADIGM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

 1. THE COMPANY

     Novadigm, Inc. (the "Company") was incorporated in Delaware in February 1992. The Company designs, markets and supports technology solutions that efficiently and reliably deliver, update and maintain software and content across the extended enterprise. The Company's principal customers include medium to large organizations with widely deployed and heterogeneous business-to-employee ("B2E"), business-to-business ("B2B") and business-to-consumer ("B2C") networks.

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

                                 NOVADIGM, INC.

                                 MARCH 31, 2000

     Revenues from perpetual software license agreements are recognized upon shipment of the software if there are no significant post-delivery obligations, evidence of an arrangement exists, payment is due within one year and collectibility is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. The Company enters into reseller arrangements that typically provide for sublicense fees payable to the Company based on a percentage of our list price. Reseller arrangements may include an initial non-refundable payment in the form of guaranteed sublicense fees. Guaranteed sublicense fees from resellers are recognized as revenue upon shipment of the master copy of all software to which the guaranteed sublicense fees relate if there are no significant post-delivery obligations, the reseller is creditworthy and if the terms of the agreement are such that the payment obligation is not subject to price adjustment, is non-cancelable and non-refundable and due within 90 days. These guaranteed sublicense fees are applied against sublicense fees reported by the reseller in relicensing our products to end-users. The Company recognized $1.2 million, $5.4 million and $0.4 million in guaranteed sublicense fees under all such agreements in 2000, 1999 and 1998, respectively. At March 31, 2000, approximately 66% of all such guaranteed sublicense fees had been relicensed by Novadigm resellers to end-users.

     Revenues for maintenance are recognized ratably over the term of the support period. If maintenance is included in a license agreement, such amounts are unbundled from the license fee at their fair market value based on the value established by independent sales of such maintenance to customers. Service revenues are primarily related to consulting services performed under separate service arrangements related to the installation and implementation of our software products and the training of customer personnel. Such services generally do not include customization or modification of the underlying software code. If included in a license agreement, such services are unbundled at their fair market value based on the value established by the independent sale of such services to customers. Revenues from consulting and training services are recognized as services are performed.

     Cost of licenses consist of media and tapes on which the product is delivered. Such costs are not material and are included in research and development expenses in the accompanying consolidated statements of operations.

     Cost of maintenance and services includes the direct and indirect costs of providing technical support, consulting and training services to our customers. Cost of maintenance and services consists primarily of payroll and benefits for field engineers and support personnel, other related overhead and third party consulting fees.

     Deferred revenue primarily relates to maintenance, consulting, and training services which have been paid by the customers prior to the performance of those services.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments, marketable securities and accounts receivable. The Company has investment policies that restrict placement of these investments to financial institutions evaluated as highly creditworthy. The Company generally does not require collateral on trade accounts receivable as its customer base consists of large, well-established companies and governmental entities. As of March 31, 2000 no single customer accounted for more than 10% of accounts receivable. As of March 31, 1999 approximately 23% of

                                 NOVADIGM, INC.

                                 MARCH 31, 2000

accounts receivable were concentrated with 2 customers who are large, well-established companies that we have determined are creditworthy.

  Marketable Securities

     Marketable securities, which are composed of commercial paper, government and government-backed notes and corporate notes, are classified as held-to-maturity. Held-to-maturity securities represent those securities that we have both a positive intent and ability to hold to maturity and are carried at amortized cost.

     Held-to-maturity securities at March 31, 2000 (in thousands) of $21,348 were invested in commercial paper with a variety of large, well-established and highly rated companies.

     Proceeds from redemption of held-to-maturity securities were approximately $41.1 million in 2000. At March 31, 2000, approximately $1.2 million of held-to-maturity securities with original maturities of three months or less were included in cash and cash equivalents.

  Fair Value of Financial Instruments

     The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate their fair values.

  Property and Equipment

     Property and equipment is stated at historical cost and consists of the following at March 31, (in thousands):

                                                            2000       1999
                                                           -------    -------
Company cars.............................................  $   355    $   354
Computer equipment and software..........................    4,976      3,963
Furniture and fixtures...................................      624        505
Leasehold improvements...................................      608        381
                                                           -------    -------
                                                             6,563      5,203
Less: Accumulated depreciation and amortization..........   (4,669)    (3,807)
                                                           -------    -------
                                                           $ 1,894    $ 1,396
                                                           =======    =======

     Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets as follows:

        Computer equipment and software......  3 years
        Company cars.........................  4 years
        Furniture and fixtures...............  5 years
        Leasehold improvements...............  5 years (lesser of lease term or estimated useful life)

  Long-Lived Assets

     Novadigm has adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets" ("SFAS 121"). SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Novadigm does not believe that any such events or changes in circumstances have occurred.

                                 NOVADIGM, INC.

                                 MARCH 31, 2000

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

                                                FOR THE YEARS ENDED MARCH 31,
                                                -----------------------------
                                                 2000       1999       1998
                                                -------    -------    -------
NUMERATOR:
  Net income (loss) -- basic and diluted......  $ 5,143    $ 1,757    $(9,017)
                                                -------    -------    -------
DENOMINATOR:
  Weighted average number of common shares
     outstanding -- basic.....................   18,185     17,580     17,392
Incremental shares from assumed conversion of
  options.....................................    2,373        804         --
                                                -------    -------    -------
  Weighted average common and common
     equivalent shares
     outstanding -- diluted...................   20,558     18,384     17,392
                                                =======    =======    =======
EARNINGS (LOSS) PER SHARE -- BASIC............  $  0.28    $  0.10    $ (0.52)
                                                =======    =======    =======
EARNINGS (LOSS) PER SHARE -- DILUTED..........  $  0.25    $  0.10    $ (0.52)
                                                =======    =======    =======

 3. REVOLVING LINE OF CREDIT AGREEMENT

     Novadigm entered into a $1.0 million unsecured revolving line of credit agreement with a bank, which expires in September 2000. Borrowings bear interest at the bank's reference rate (9.0% as of March 31, 2000). The agreement includes a provision that prohibits Novadigm from paying dividends and requires us to meet certain financial covenants. As of March 31, 2000, Novadigm had no outstanding borrowings under the agreement.

                                 NOVADIGM, INC.

                                 MARCH 31, 2000

 4. COMMITMENTS AND CONTINGENCIES

     The Company has various leases for its facilities under non-cancelable operating lease agreements. Rent expense incurred under these agreements in fiscal 2000, 1999 and 1998 (in thousands) was approximately $1,106, $1,059 and $928, respectively.

     During 1997, Novadigm entered into an amendment of the lease for its headquarters. Under the amendment, Novadigm extended the lease term for its original leased space and entered into a commitment for additional space. Future minimum commitments under all facility leases are as follows (in thousands):

           YEAR ENDING MARCH 31,
           ---------------------
2001........................................  $1,222
2002........................................     672
2003........................................     487
2004........................................     555
2005........................................     256
                                              ------
                                              $3,192
                                              ======

     The Company is contingently liable with respect to lawsuits and other matters which arise in the normal course of business. In addition, the Company is currently in litigation with regard to certain patent infringement complaints filed by both the Company and a third party (See "Part I, Item 3, Legal Proceedings"). Management believes that the outcome of such contingencies will not have a material adverse effect on the Company's financial position or results of operations.

 5. COMMON STOCK

     In July of 1995, Novadigm completed a public offering in the United States of 2,875,000 shares of common stock (which included 500,000 shares sold by stockholders) at $15 per share, resulting in net proceeds to the Company of approximately $32.2 million after offering costs. Novadigm's shares trade on the Nasdaq National Market.

     In May of 1996, the Board of Directors approved the repurchase of up to 500,000 shares of Novadigm's common stock. As of March 31, 1998, Novadigm repurchased 500,000 shares, expending approximately $3.1 million. Approximately 41,000, 369,000 and 90,000 of these shares were resold by Novadigm in fiscal 2000, 1999 and 1998, respectively, for the exercise of stock options under Novadigm's stock option plan.

 6. STOCK OPTIONS AND STOCK PURCHASE PLAN

     Under Novadigm's 1992 Stock Option Plan, as amended (the "1992 Plan"), the Board of Directors may grant incentive and nonqualified stock options to employees, directors and consultants. Incentive options are granted at no less than fair market value at the date of grant based upon the price per share of Novadigm's stock on the Nasdaq National Market. Nonqualified options are granted at no less than 85% of fair market value at the date of grant. Option terms may not exceed ten years and vesting is determined by the Board of Directors for each individual grant (generally four years). During fiscal 1998, the shareholders approved an amendment to the 1992 Plan increasing the number of shares of common stock reserved for issuance under the 1992 Plan to 5,200,000 shares. The 1992 Plan will continue in effect until June 9, 2002, unless terminated sooner.

     In October 1999, the Board of Directors adopted and approved the 1999 Nonstatutory Stock Option Plan (the "1999 Plan") and reserved for issuance under the 1999 Plan 500,000 shares of common stock. In February 2000, the Board of Directors authorized and reserved an additional 250,000 shares for issuance under

                                 NOVADIGM, INC.

                                 MARCH 31, 2000

the 1999 Plan. The purposes of the 1999 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants of the Company and to promote the success of the Company's business. Under the 1999 Plan, officers and directors are limited to grants at the time of initial service. Option terms may not exceed ten years from the date of grant and the 1999 Plan will continue in effect until October 25, 2009 unless terminated sooner.

     The following table summarizes the option activity (in thousands, except per share amounts):

                                                                       WEIGHTED
                                                         OPTIONS        AVERAGE
                                                       OUTSTANDING    GRANT PRICE
                                                       -----------    -----------
BALANCE AT MARCH 31, 1997............................     3,073         $ 5.23
  Granted............................................     1,325           4.04
  Exercised..........................................      (341)          1.76
  Canceled...........................................      (706)          5.43
                                                          -----         ------
BALANCE AT MARCH 31, 1998............................     3,351         $ 5.05
  Granted............................................     1,432           4.07
  Exercised..........................................      (309)          4.66
  Canceled...........................................      (789)          5.18
                                                          -----         ------
BALANCE AT MARCH 31, 1999............................     3,685         $ 4.35
  Granted............................................     1,477          11.41
  Exercised..........................................      (738)          4.50
  Canceled...........................................      (331)          4.73
                                                          -----         ------
BALANCE AT MARCH 31, 2000............................     4,093         $ 6.85
                                                          =====         ======

     At March 31, 2000, 1,528,059 options are vested and exercisable and 4,210,578 shares of common stock are reserved for future issuance under the Plan. The weighted average exercise price of exercisable options at March 31, 2000 is $4.49 per share.

     On May 17, 1995 the Board of Directors adopted Novadigm's Employee Stock Purchase Plan (the "Purchase Plan"), which was approved by the stockholders at the Company's annual meeting on November 17, 1995. A total of 1,000,000 shares of Common Stock was reserved for issuance under the Purchase Plan. The Purchase Plan covers substantially all employees in the United States. The participants' purchase price is the lower of 85% of the closing price on the first trading day of the six-month trade period or the last trade day of the period. Approximately 30,000 shares and 58,000 shares were purchased by employees under the Purchase Plan in fiscal 2000 and 1999, respectively. At March 31, 2000, Novadigm has reserved approximately 775,000 shares for future issuance.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", which establishes a fair value-based method of accounting for stock-based compensation plans and requires additional disclosures for those companies who elect not to adopt the new method of accounting. Novadigm adopted SFAS 123 in fiscal 1997 and in accordance with the provisions of SFAS 123, applies APB Opinion 25 and related interpretations in accounting for its stock option and stock purchase plans. Had compensation cost for these plans been

                                 NOVADIGM, INC.

                                 MARCH 31, 2000

determined consistent with SFAS 123, Novadigm's net loss and loss per share would have resulted in the following pro forma amounts indicated in the table below:

                                                 2000      1999        1998
                                                ------    -------    --------
Net income (loss) (in thousands):
  As reported.................................  $5,143    $ 1,757    $ (9,017)
  Pro forma...................................  $3,118    $(1,312)   $(14,681)
Net income (loss) per share
  As reported -- basic........................  $ 0.28    $  0.10    $  (0.52)
  As reported -- diluted......................  $ 0.25    $  0.10    $  (0.52)
  Pro forma -- basic..........................  $ 0.17    $ (0.07)   $  (0.84)
  Pro forma -- diluted........................  $ 0.15    $ (0.07)   $  (0.84)

     Because the SFAS 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The weighted average fair values of options granted fiscal 2000, 1999 and 1998 were $11.41, $2.81 and $3.04, respectively. The options outstanding at March 31, 2000, have exercise prices between $2.88 and $24.63, with a weighted average exercise price of $6.85 and a weighted average remaining contractual life of 3.0 years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2000, 1999 and 1998: risk free interest rates ranged from 6.0% to 6.4%, expected dividend yields of 0%, expected lives of 5.0 years and expected volatility of 92%, 90% and 94% for 2000, 1999 and 1998, respectively.

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

     The components of the provision (benefit) for income taxes are as follows (in thousands):

                                                        FOR THE YEARS ENDED
                                                             MARCH 31,
                                                        --------------------
                                                        2000    1999    1998
                                                        ----    ----    ----
Current
  US Federal..........................................  $306    $26     $ --
  State and local.....................................    24     (1)     (68)
                                                        ----    ---     ----
          Total Current...............................  $330    $25     $(68)
                                                        ----    ---     ----
Deferred
  US Federal..........................................    --     --       --
  State and local.....................................    --     --       --
                                                        ----    ---     ----
          Total Deferred..............................    --     --       --
                                                        ----    ---     ----
Foreign...............................................    97     --       --
                                                        ----    ---     ----
Provision (benefit) for income taxes..................  $427    $25     $(68)
                                                        ====    ===     ====

                                 NOVADIGM, INC.

                                 MARCH 31, 2000

     The components of the net deferred tax asset at March 31, 2000 and 1999 are as follows (in thousands):

                                                            2000       1999
                                                           -------    -------
Deferred tax assets:
  Net operating loss carryforwards.......................  $ 4,104    $ 6,151
  Other operating reserves...............................      730        530
  Accrued liabilities and other..........................      713        519
  Tax credit carryforwards...............................      423        432
  Depreciation...........................................      302        422
                                                           -------    -------
          Total deferred tax assets......................    6,272      8,054
Valuation allowance......................................   (6,272)    (8,054)
                                                           -------    -------
Net deferred tax asset...................................  $    --    $    --
                                                           =======    =======

     As of March 31, 2000, Novadigm has net operating loss carryforwards for federal income tax reporting purposes of approximately $10.3 million. These carryforwards expire in various periods through 2013. The Company's ability to utilize the net operating loss carryforwards in future years may be limited in some circumstances, including significant changes in ownership interests, due to certain provisions of the Internal Revenue Code of 1986.

     The provision (benefit) for income taxes for the years ended March 31 differs from the statutory U.S. Federal income tax rate due to the following:

                                                              2000     1999
                                                              -----    -----
Provision (benefit) at US statutory rate....................   35.0%    35.0%
State income taxes, net of federal benefit..................   (0.2)    (0.4)
Change in valuation allowance...............................  (29.5)   (33.2)
Other.......................................................    2.3      0.0
                                                              -----    -----
                                                                7.6%     1.4%
                                                              =====    =====

 8. MAJOR CUSTOMERS

     During 2000, one customer, Amdahl Corporation, accounted for approximately 14% total revenues. During 1999, two customers, Amdahl Corporation and Esoft, Ltd., accounted for approximately 17% and 12% of total revenues, respectively. During 1998, two customers, Amdahl Corporation and Electronic Data Systems Corporation, accounted for approximately 31% and 10% of total revenues, respectively.

     In June 1995, Novadigm entered into a seven-year, non-exclusive OEM and distribution agreement with Amdahl. Under the agreement, Amdahl may sublicense EDM throughout the world as part of its bundled solution and sublicense EDM stand-alone to a limited worldwide market. Novadigm agreed to provide limited technical support and training. The agreement required Amdahl to pay Novadigm a minimum royalty of $8 million in fiscal 1996; and $4 million in each of fiscal 1997 and fiscal 1998. The agreement was amended in March 1997, instead requiring Amdahl to pay $2 million in minimum royalties in each of fiscal 1997 and fiscal 1998; and minimum royalties of $3 million in each of fiscal 1999 and fiscal 2000. In the event of a change of control of Novadigm, the amended agreement allows Amdahl the right to terminate the agreement and recover unused guaranteed sublicense fees at the time of termination to the extent they were also outstanding on March 31, 1997. Amdahl renewed the agreement for fiscal 2000. Amdahl failed to meet the minimum royalty commitment for fiscal 2000 and Novadigm terminated the agreement effective March 31, 2000.

                                 NOVADIGM, INC.

                                 MARCH 31, 2000

 9. INDUSTRY AND GEOGRAPHIC SEGMENT INFORMATION

     Novadigm has adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 31, 1997. SFAS 131 supersedes Statement of Financial Accounting Standards No. 14, ("SFAS 14"), "Financial Reporting for Segments of a Business Enterprise." SFAS 131 changes current practice under SFAS 14 by establishing new standards to report information about operating segments in annual and interim financial statements based on the approach that management utilizes to organize the segments within the Company for management reporting and decision making.

     The Company's software products and related services are developed and marketed to support heterogeneous client/server and Internet computing environments for medium and large-scale enterprises. The Company markets its products and related services to customers in North America, Europe, the Pacific Rim, the Middle East, Africa and South America. The Company's international revenue represents products shipped from the United States directly to end-users outside the United States. The Company does not sell products directly to our international subsidiaries.

     Revenue and total asset information by geographic area as of and for the year ended:

                                                                       TOTAL
                                                           REVENUE    ASSETS
                                                           -------    -------
March 31, 2000:
  North America and all other............................  $33,285    $35,312
  EMEA*..................................................   11,443      9,068
                                                           -------    -------
          Total..........................................  $44,728    $44,380
                                                           =======    =======
March 31, 1999:
  North America and all other............................  $23,032    $27,125
  EMEA*..................................................    9,030      6,251
                                                           -------    -------
          Total..........................................  $32,062    $33,376
                                                           =======    =======
March 31, 1998:
  North America and all other............................  $22,654    $26,445
  EMEA*..................................................      741      2,431
                                                           -------    -------
          Total..........................................  $23,395    $28,876
                                                           =======    =======

------------------------
      * denotes Europe, the Middle East and Africa.

                                 NOVADIGM, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                  BALANCE AT     ADDITIONS                     BALANCE
                                                 BEGINNING OF    CHARGED TO    RECOVERIES      AT END
                CLASSIFICATION                      PERIOD       OPERATIONS    (WRITEOFFS)    OF PERIOD
                --------------                   ------------    ----------    -----------    ---------
Allowance for Doubtful Accounts
Year Ended:
  March 31, 1998...............................     1,302           553          (1,085)          770
  March 31, 1999...............................       770           556            (543)          783
  March 31, 2000...............................       783           978              (9)        1,752

                                 EXHIBIT INDEX

     EXHIBIT
      NUMBER                                DESCRIPTION
     -------                                -----------
          3.1*      Certificate of Incorporation of Registrant, as amended.
          3.2*      Bylaws of Registrant, as amended.
        10.1*+      OEM Software Licensing and Distribution Agreement dated June
                    13, 1995 between the Registrant and Amdahl Corporation.
                    (originally filed as Exhibit 10.8).
       10.2**+      Amendment 1 dated December 20, 1996 to the OEM Software
                    Licensing and Distribution Agreement dated June 13, 1995
                    between the Registrant and Amdahl Corporation.
       10.3**+      Amendment 2 dated March 31, 1997 to OEM Software Licensing and Distribution Agreement dated June 13, 1995 between the
                    Registrant and Amdahl Corporation.
      10.4****      1992 Stock Option Plan, as amended and form of Stock Option
                    Agreement.
         10.5*      1995 Employee Stock Purchase Plan and form of Subscription
                    Agreement.
         10.6*      Employment Agreement dated as of August 10, 1992 by and
                    between H. Kent Petzold and the Registrant.
         10.7*      Deferred Compensation Agreement dated as of August 10, 1992, as amended, by and between H. Kent Petzold and the
                    Registrant.
         10.8*      Stock Option Agreement and Notice of Stock Option Grant
                    dated as of August 10, 1992 by and between H. Kent Petzold and the Registrant.
         10.9*      Amendment to Employment Agreement and Stock Option
                    Agreements dated as of May 18, 1995 by and among H. Kent
                    Petzold and the Registrant, and Albion J. Fitzgerald,
                    Shannon Ruiz, Joseph J. Fitzgerald and Brian J. McAlister.
        10.10*      Form of Indemnification Agreement entered into between
                    Registrant and its officers and directors.
    10.11*****      Management Retention Agreement dated August 17, 1998 by and between the registrant and Robert B. Anderson.
      10.12***      Loan Agreement dated September 1, 1998 between the
                    Registrant and Coast Commercial Bank.
       10.13**      Facility lease dated as of March 14, 1997, by and between
                    Crossroad Developers Associates, LLC and the Registrant
       10.14**      Employment Agreement effective as of April 1, 1997 by and
                    between the Registrant and Wallace D. Ruiz.
      10.15***      Offer letter dated February 9, 1998 by and between the
                    registrant and Michael R. Carabetta.
      10.16***      Separation Agreement and Mutual Release dated April 1, 1998 by and between the registrant and Stuart Jacobson.
      10.17***      Agreement dated February 13, 1998 by and between the
                    registrant and Stuart Jacobson.
         10.18      Security Agreement dated April 27, 2000 between the
                    Registrant and Albion Fitzgerald.
         10.19      Security Agreement dated April 17, 2000 between the
                    Registrant and Wallace Ruiz.
         21.1       Subsidiaries of Registrant.
         23.1       Consent of Arthur Andersen LLP

     EXHIBIT
      NUMBER                                DESCRIPTION
     -------                                -----------
         24.1       Power of Attorney (see page 35)
         27.1       Financial Data Schedule.

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

 **** Incorporated by reference to exhibits filed with Registrant's Registration
      Statement on Form S-8 (file no. 333-67877).

***** Incorporated by reference to exhibits filed with Registrant's Annual
      Report on Form 10-K for the fiscal year ended March 31, 1999.

   + Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.