Form 10-Q
period 2000-06-30
NOVADIGM INC
filed 2000-08-14
CIK 888358

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On June 30, 2000 there were 18,867,934 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 NOVADIGM, INC.

                                     INDEX

                                                                        PAGE
                                                                        NO.
                                                                        ----
                       PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements.................    1
          Condensed Consolidated Balance Sheets as of June 30, 2000
            and March 31, 2000........................................    1
          Condensed Consolidated Statements of Operations for the
            three month periods ended
          June 30, 2000 and June 30, 1999.............................    2
          Condensed Consolidated Statements of Cash Flows for the
            three month periods ended
          June 30, 2000 and June 30, 1999.............................    3
          Notes to Condensed Consolidated Financial Statements........    4
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    6
Item 3.   Quantitative and Qualitative Disclosures about Market
            Risk......................................................   13

                         PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...........................................   15
Item 2.   Changes in Securities.......................................   16
Item 3.   Defaults upon Senior Securities.............................   16
Item 4.   Submission of Matters to a Vote of Security Holders.........   16
Item 5.   Other Information...........................................   16
Item 6.   Exhibits and Reports on Form 8-K............................   17
SIGNATURES............................................................   18

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 NOVADIGM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                               JUNE 30,      MARCH 31,
                                                                 2000          2000
                                                              -----------    ---------
                                                              (UNAUDITED)
Cash and cash equivalents...................................    $ 4,718       $ 3,670
Short-term marketable securities............................     21,609        21,348
Accounts receivable, net....................................     10,627        15,544
Prepaid expenses and other current assets...................      1,449         1,144
                                                                -------       -------
          Total current assets..............................     38,403        41,706
Property and equipment, net.................................      1,832         1,894
Intangible Asset............................................     16,082            --
Other assets................................................      4,458           780
                                                                -------       -------
                                                                $60,775       $44,380
                                                                =======       =======

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities....................    $ 7,115       $ 7,953
Deferred revenue............................................      5,190         4,712
                                                                -------       -------
          Total current liabilities.........................     12,305        12,665
Stockholders' equity:
Common stock: 30,000 shares authorized; 19,748 and 18,590
  issued as of June 30, 2000 and March 31, 2000.............         20            11
  Additional paid-in capital................................     88,197        68,691
  Accumulated deficit.......................................    (39,145)      (36,648)
  Accumulated comprehensive loss............................       (602)         (339)
                                                                -------       -------
          Total stockholders' equity........................     48,470        31,715
                                                                -------       -------
                                                                $60,775       $44,380
                                                                =======       =======

                            See accompanying notes.

                                 NOVADIGM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS
                                                                 ENDED JUNE 30,
                                                              ---------------------
                                                                2000         1999
                                                              ---------    --------
REVENUES:
  Licenses..................................................   $ 3,791      $4,175
  Maintenance and services..................................     4,512       3,881
                                                               -------      ------
          Total revenues....................................     8,303       8,056
OPERATING EXPENSES:
  Cost of maintenance and services..........................     1,705       1,161
  Sales and marketing.......................................     5,580       4,019
  Research and development..................................     2,108       1,189
  General and administrative................................     1,584       1,588
                                                               -------      ------
          Total operating expenses..........................    10,977       7,957
                                                               -------      ------
Operating income (loss).....................................    (2,674)         99
Interest income, net........................................       326         237
                                                               -------      ------
Income (loss) before provision for income taxes.............    (2,348)        336
Provision for income taxes..................................       149          43
                                                               -------      ------
Net income (loss)...........................................   $(2,497)     $  293
                                                               =======      ======
Earnings (loss) per common share -- basic...................   $ (0.13)     $ 0.02
                                                               =======      ======
Weighted average common shares outstanding -- basic.........    18,722      17,904
                                                               =======      ======
Earnings (loss) per share -- diluted........................   $ (0.13)     $ 0.02
                                                               =======      ======
Weighted average common and common equivalent shares
  outstanding-diluted.......................................    18,722      19,488
                                                               =======      ======

                            See accompanying notes.

                                 NOVADIGM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS
                                                                 ENDED JUNE 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $(2,497)    $   293
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities --
     Depreciation and amortization..........................      259         192
     Decrease in accounts receivable........................    4,917         746
     Increase in prepaid expenses and other current
      assets................................................     (305)       (572)
     Increase in intangible assets..........................     (287)         --
     Increase in other assets...............................   (1,178)        (50)
     Decrease in accounts payable and accrued liabilities...     (838)       (736)
     Increase (decrease) in deferred revenue................      478         (98)
                                                              -------     -------
          Net cash provided by (used in) operating
           activities.......................................      549        (225)
                                                              -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................     (197)       (215)
  Purchases of held-to-maturity securities..................  (12,356)     (7,703)
  Proceeds from redemptions of held-to-maturity
     securities.............................................   12,095       6,197
                                                              -------     -------
          Net cash used in investing activities.............     (458)     (1,721)
                                                              -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from the sale of common stock and exercise of
     warrants and options...................................    1,220         453
                                                              -------     -------
          Net cash provided by financing activities.........    1,220         453
                                                              -------     -------
Effect of exchange rate changes in cash.....................     (263)       (114)
                                                              -------     -------
Net increase (decrease) in cash and cash equivalents........    1,048      (1,607)
Cash and cash equivalents at the beginning of the period....    3,670       8,124
                                                              -------     -------
Cash and cash equivalents at the end of the period..........  $ 4,718     $ 6,517
                                                              =======     =======

                             See accompanying notes

                                 NOVADIGM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 1. BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared by Novadigm, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the financial information set forth therein. These financial statements should be read in conjunction with Novadigm's audited consolidated financial statements included within our Form 10-K filed with the Commission on June 27, 2000 (Reg. No. 0-26156). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending March 31, 2001, or any other future period.

 2. NET LOSS PER SHARE

     We implemented Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period adjusted to reflect potentially dilutive securities. Common equivalent shares were excluded from the calculations of loss per share for the period ended June 30, 2000 because the effect of including such shares in the computation would be anti-dilutive.

     In accordance with SFAS 128, the following table reconciles income (loss) and share amounts used to calculate basic earnings per share and diluted earnings per share.

                                                               FOR THE THREE MONTHS
                                                                  ENDED JUNE 30,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Numerator:
  Net income (loss).........................................   $(2,497)     $   293
                                                               =======      =======
Denominator:
  Weighted average number of common shares
     outstanding -- basic...................................    18,722       17,904
  Incremental shares from assumed conversion of options.....        --        1,584
                                                               -------      -------
  Weighted average common and common equivalent shares
     outstanding -- diluted.................................    18,722       19,488
                                                               =======      =======
Earnings (loss) per share -- basic..........................   $ (0.13)     $  0.02
                                                               =======      =======
Earnings (loss) per share -- diluted........................   $ (0.13)     $  0.02
                                                               =======      =======

 3. ALLIANCE WITH HEWLETT-PACKARD COMPANY

     During the quarter ended June 30, 2000, we entered into an alliance agreement with Hewlett-Packard Company ("HP") to integrate, market and sell our software and content management products with HP's OpenView management solutions for the enterprise and service providers markets. As part of the agreement, we issued 940,000 shares of common stock to HP and a warrant for an additional 250,000 shares of common stock. Both the shares issued and the warrant contained restrictions.

                                 NOVADIGM, INC.

     Pursuant to the agreement, and for a fee of $2,500,000, HP was provided a one-year, limited license to upgrade certain existing customers to our Radia product. The fair value of the equity issued, less the cash received from HP, was recorded as an intangible asset at June 30, 2000, and will be amortized over the initial term of the agreement, two years. Included in the warrant is a provision that reduces the exercise price of the warrant to $0 if HP attains certain revenue milestones. Should HP meet those milestones, the intangible asset will be adjusted and the new amount will be amortized for the remainder of the term.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements relate to anticipated future events or conditions that are subject to numerous risks and uncertainties. As a result of these risks and uncertainties, our actual results could differ materially from historical results or anticipated results. Some of these risks and uncertainties are discussed under the caption "Business Risks" below. We encourage our shareholders and prospective investors in our Common Stock to consider these risks carefully.

     This report should be read in conjunction with our annual report on Form 10-K for the fiscal year ended March 31, 2000, as filed with the Securities and Exchange Commission.

OVERVIEW

     We design, market and support technology solutions that deliver, update and maintain software and content across the extended enterprise. Our principal customers include medium to large organizations with widely deployed and heterogeneous business-to-employee, business-to-business and business-to-consumer networks. Novadigm was incorporated in February 1992. Through September 1993, our primary efforts were devoted to product development. In October 1993, Version 1.0 of our EDM product was released for general availability. Since its first release, we have continued to develop EDM by adding new features, applications and platforms. Version 2.0 of EDM was released in February 1994, Version 3.0 in June 1995, and Version 4.0 was released in October 1997. In November 1997, we released Radia Software Manager, an Internet-based software and content management solution and in November 1998, we announced the general availability of Radia Version 2.0 as well as the Radia Application Manager. In October 1999, we announced Radia e-wrap for application service providers (ASPs) and in April 2000 we announced the e-wrap retail suite.

     We generate license revenues from licensing the rights to use our software products to end users and sublicense fees from resellers, including certain guaranteed sublicense fees. We also generate maintenance and service revenues from providing renewable support and software update rights services (maintenance) and from consulting and training activities performed for license customers.

     During our fiscal year ended March 31, 2000, approximately 14% of our total revenues were generated through our distribution agreement with Amdahl Corporation. As of March 31, 2000, we terminated our OEM and distribution agreement with Amdahl. Although our license revenues did decline for the quarter ended June 30, 2000 relative to the prior year's quarter, we do not believe this decline was attributable to the termination of the OEM and distribution agreement with Amdahl. In addition, we do not currently expect the termination of our agreement with Amdahl to have an adverse effect on our revenues in future periods. In recent quarters, license revenue from Amdahl has declined and license contracts closed by Amdahl were accomplished with our direct sales force. Amdahl customers having licensed our products are expected to continue to renew their maintenance agreements.

     Revenues from perpetual software license agreements are recognized as revenue upon shipment of the software if there are no significant post-delivery obligations, pricing is fixed and determinable, payment is due within one year and collectibility is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. We enter into reseller arrangements that typically provide for sublicense fees payable to Novadigm based on a percent of our list price. Reseller arrangements may include non-refundable payments in the form of guaranteed sublicense fees. Guaranteed sublicense fees from resellers are recognized as revenue upon shipment of the master copy of all software to which the guaranteed sublicense fees relate if there are no significant post-delivery obligations, the reseller is creditworthy and if the terms of the agreement are such that the payment obligation is not subject to price adjustment, is non-cancelable and non-refundable and due within 90 days. These guaranteed sublicense fees are applied against sublicense fees reported by the reseller in relicensing Novadigm's products to end-users. We recognized no guaranteed sublicense fees in the revenue of the quarter ending June 30, 2000. At June 30, 2000, approximately 90% of all such guaranteed sublicense fees had been relicensed by our resellers to end-users.

     Revenues for maintenance are recognized ratably over the term of the support period. If maintenance is included in a license agreement, such services are unbundled from the license fee at their fair market value based on the value established by independent sale of such maintenance to customers. Consulting revenues are primarily related to implementation services performed under separate service arrangements related to the installation of our software products. Such services generally do not include customization or modification of the underlying software code. If included in a license agreement, such services are unbundled at their fair market value based on the value established by the independent sale of such services to customers. Revenues from consulting and training services are recognized as services are performed.

GEOGRAPHIC SEGMENT INFORMATION

     We market our products and related services to customers in North America, Europe, the Pacific Rim, Africa and South America. Our international revenue represents products shipped from the United States directly to end-users outside the United States. We do not sell products directly to our international subsidiaries.

     The following table presents revenue information by geographic area for the three-month periods ended June 30, 2000 and 1999.

                                                              2000      1999
                                                             ------    ------
                                                              (IN THOUSANDS)
North America and all other................................  $4,686    $5,305
Europe, the Middle East and Africa.........................   3,617     2,751
                                                             ------    ------
          Total............................................  $8,303    $8,056
                                                             ======    ======

     The following table presents total asset information by geographic area at June 30, 2000 and 1999.

                                                            2000       1999
                                                           -------    -------
                                                             (IN THOUSANDS)
North America and all other..............................  $52,214    $26,613
Europe, the Middle East and Africa.......................    8,561      6,561
                                                           -------    -------
          Total..........................................  $60,775    $33,174
                                                           =======    =======

RESULTS OF OPERATIONS

     We generate revenues principally from licensing the rights to use our software products to end-users and from sublicense fees received from resellers. We also generate maintenance revenues from support and software update rights and service revenues from consulting and training activities performed for license customers.

     For the periods indicated, the following table sets forth the percentage of total revenue represented by the respective line items in our condensed consolidated statements of operations (unaudited):

                                                               FOR THE THREE
                                                                  MONTHS
                                                              ENDED JUNE 30,
                                                              ---------------
                                                               2000     1999
                                                              ------    -----
REVENUES:
  Licenses..................................................    45.7%    51.8%
  Maintenance and services..................................    54.3     48.2
                                                              ------    -----
          Total revenues....................................   100.0    100.0
                                                              ------    -----
OPERATING EXPENSES:
  Cost of maintenance and services..........................    20.5     14.4
  Sales and marketing.......................................    67.2     49.9
  Research and development..................................    25.4     14.8
  General and administrative................................    19.1     19.7
                                                              ------    -----
          Total operating expenses..........................   132.2     98.8
                                                              ------    -----
Operating income (loss).....................................   (32.2)     1.2
Interest income, net........................................     3.9      2.9
                                                              ------    -----
Income (loss) before provision for income taxes.............   (28.3)     4.1
Provision for income taxes..................................     1.8      0.5
                                                              ------    -----
Net income (loss)...........................................   (30.1)%    3.6%
                                                              ======    =====

     Total revenues for our fiscal quarter ended June 30, 2000 were $8.3 million compared to $8.1 million for the same quarter of the previous year, an increase of $0.2 million or 3%. Revenues attributable to the direct sales channel in the quarter ended June 30, 2000 were 83% of total revenues compared to 65% of total revenues for the same quarter last year. Revenues from North America customers in the quarter ended June 30, 2000 represented 56% of total revenues compared to 66% of total revenues for the same quarter last year. The increase in total revenues in the current year quarter over the same quarter last year is due to higher maintenance and services revenues.

     License revenues were $3.8 million or 45.7% of total revenues for the quarter ended June 30, 2000 compared to $4.2 million or 51.8% of total revenues for the same quarter last year. License revenues decreased in the current year quarter by $384 thousand or 9% over the same quarter last year. The decrease in license revenues in the current year quarter over the prior year quarter is due primarily to closing fewer license contracts in North America and the inability to close some license contracts that were expected to close in the current quarter.

     Maintenance and service revenues were $4.5 million or 54.3% of total revenues for the quarter ended June 30, 2000 compared to $3.9 million or 48.2% of total revenues for the same quarter last year. The increase in maintenance and service revenues as a percent of total revenues in the current year quarter over the same quarter last year is due to the growth of both maintenance and service revenues in the current year quarter and lower reported license revenues in the quarter ended June 30, 2000. Maintenance and service revenues increased in the current year quarter by $631 thousand or 16% over the same quarter last year. The increase in maintenance and service revenues for the quarter is due primarily to the increased demand for our consulting and training services associated with a growing customer base and the high rate of renewal of maintenance service contracts by our customers.

     Cost of maintenance and services includes the direct costs of customer support and update rights, and the direct and indirect costs of providing training, technical support and consulting services to our customers. These direct and indirect costs are primarily comprised of payroll and benefits for support personnel and field engineers, travel and lodging expenses, third party consulting fees and other related overhead. Cost of maintenance and services is $1.7 million for the quarter ended June 30, 2000 compared to $1.2 million in the same quarter last year. The cost of maintenance and services increased $544 thousand or 47% in the current year quarter over the same quarter last year. The increase in the current year quarter is primarily due to higher staffing levels required to support the increase reported in the maintenance and services revenues during the same period. We expect the cost of maintenance and services to increase in future quarters to support the growing demand for our maintenance, consulting and training services.

     Sales and marketing expenses consist primarily of salaries, related benefits, commissions, travel and other costs associated with our sales and marketing efforts. Sales and marketing expenses for the quarter ended June 30, 2000 were $5.6 million compared to $4.0 million for the same quarter last year. The increase in sales and marketing expenses in the current year quarter over the same quarter last year is primarily due to the expansion of the North American and European direct sales force. We expect sales and marketing expenses to increase in future quarters as we continue to invest in the growth of our sales and marketing organizations.

     Research and development expenses consist primarily of salaries, related benefits, consultant fees and other costs associated with our research and development efforts. Research and development expenses for quarters ended June 30, 2000 and June 30, 1999 are $2.1 million and $1.2 million, respectively. The higher costs in the in the current year quarter as compared to the same quarter last year were due to the continuing development of our products to operate on additional platforms and the increase in headcount to support those efforts. We believe that a significant investment in research and development activities is essential to provide for our future growth, particularly research and development relating to our Internet activities. We anticipate that we will continue to invest resources to further enhance and develop our products, and we anticipate growth in research and development expense in future quarters.

     General and administrative expenses consist primarily of salaries, related benefits, travel and fees for professional services such as consulting, legal, accounting and recruiting fees. General and administrative expenses for both quarters ended June 30, 2000 and June 30, 1999 were $1.6 million. We expect general and administrative expenses to increase in future quarters as we build corporate infrastructure and as we approach the trial for the defense of our patent (See "Part II, Item 1. Legal Proceedings").

     Interest income, net is comprised primarily of interest income earned on our cash, cash equivalents and investments adjusted for interest expense, net foreign exchange gain (loss) and other financing expenses. Interest income was $326 thousand in the quarter ended June 30, 2000 compared to $237 thousand in the same quarter last year, an increase of $89 thousand or 38%. The increase of interest income, net is due primarily to higher average balances of cash, cash equivalents and marketable securities and higher interest rates.

     Provision for income taxes is primarily for federal alternative minimum taxes and state and foreign income taxes. For the quarter ended June 30, 2000 the provision is approximately $149 thousand compared to $43 thousand in the same quarter last year. The increase is primarily due to reporting income in the current year quarter in a European subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations for the three-month period ended June 30, 2000 was $549 thousand compared to $225 thousand of cash used in operations for the same three-month period last year. The increase in cash provided by operations for the three-month period ended June 30, 2000 is primarily due to a decrease in accounts receivable offset by a reported net loss, an increase in other assets and a decrease in accounts payable and accrued liabilities. In addition, the cash increase was also attributable to the proceeds from the sales of common stock and exercise of options.

     As of June 30, 2000, we had working capital of $26.1 million including $26.3 million of cash, cash equivalents and short-term marketable securities. We have a revolving line of credit that permits unsecured borrowings up to $1.0 million through August 2000. As of June 30, 2000, there were no outstanding loans under the line of credit and we were in compliance with the terms of the agreement.

     Property and equipment expenditures for the quarter ended June 30, 2000 were $197 thousand. The Company had no material commitments to purchase property and equipment at June 30, 2000, and we expect that other purchases of property and equipment throughout the remainder of the year to be at a rate constant with the prior fiscal year.

     Although it is difficult for us to predict future liquidity requirements with certainty, we believe that our existing cash and marketable securities balances, together with cash from operations and funds available under the existing line of credit, will be adequate to finance our operations for the next twelve months. Although operating activities may provide cash in certain periods, to the extent we experience growth in the future, we anticipate that our operating and investing activities may use cash. Consequently, any such future growth may require us to obtain additional equity or debt financing, which may not be available on commercially reasonable terms or which may be dilutive.

BUSINESS RISKS

     History of Operating Losses. We have reported an operating loss for every quarter since our incorporation in February 1992 except for the four consecutive quarters of each of fiscal 1996 and fiscal 2000, and the last three-quarters of 1999. We cannot predict our future operating results with any accuracy, and there can be no assurance that we will be able to obtain profitability on a quarterly or annual basis in the future, or if obtained, that such profitability will be sustainable.

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

     The failure to develop on a timely basis new products or product enhancements could cause customers to delay or refrain from purchasing our existing products and thereby adversely affect our operating results. If future releases of new products and enhancements do not achieve market acceptance, the business, financial condition and results of our operations will be materially and adversely affected.

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

     Competition in the software and content management market is diverse and rapidly changing. While a variety of vendors have offered some form of ESD, ISM or similar solutions with their offerings, our current and prospective closest competitors today fall into four categories:

          Network/Systems Management Framework Vendors. These competitors include International Business Machines Corporation/Tivoli Systems Inc. and Computer Associates International, Inc. who offer conventional ESD tools as part of their enterprise frameworks.

          LAN/Desktop Management Suite Vendors. These competitors include vendors such as Microsoft Corporation, Intel Corporation and Network Associates, who offer workgroup-based conventional ESD tools as part of a LAN administration package.

          Internet ESD Vendors. These competitors (also known as ISM providers) include companies such as Marimba, Inc., and BackWeb Technologies Ltd., originally "push" technology companies that have redefined themselves to take advantage of the Internet services market.

          Mobile Management Suite Vendors. These competitors include XcelleNet, Inc.

     Many of our competitors have longer operating histories and many may have significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger installed customer bases. Novadigm's current and future competitors could introduce products with more features, greater functionality and lower prices than our products. These competitors could also bundle existing or new products with other, more established products in order to compete with us. Our focus on software and content management products may be a disadvantage in competing with vendors that offer a broader range of products. Moreover, as the software and content management market develops, a number of companies with significantly greater resources than those of Novadigm could attempt to increase their presence in this market by acquiring or forming strategic alliances with competitors or business partners of ours. There can be no assurance that we will be able to compete successfully or that competition will not have a material adverse effect on our business, operating results or financial condition.

     Volatility. The market for Novadigm's common stock is highly volatile. The trading price of our stock has been and could in the future be subject to wide fluctuations in response to quarterly variations in operating and financial results, announcements of technological innovations or new products by us or our competitors, changes in prices to Novadigm's or our competitors' products and services, changes in product mix, change in our revenue and revenue growth rates for us as a whole or for individual geographic areas, products or product categories, as well as other events or factors. Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the market in which we do business or relating to us specifically have resulted, and could in the future result in, an immediate and adverse effect on the market price of our common stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for the securities of many high technology companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources, which could have material adverse effect on our business, operating results and financial condition.

     Risks Related to International Revenues. In fiscal 2000, approximately 41% of Novadigm's net revenues were derived from its international operations. In the three months ended June 30, 2000, 44% of our revenue was derived from international operations. International revenues are a significant percentage of Novadigm's revenues and we plan to continue to develop international sales, primarily through our European operations. Our operations and financial results could be significantly affected by factors associated with international operations, such as changes in foreign currency exchange rates, uncertainties relative to regional economic circumstances, longer payment cycles, greater difficulty in accounts receivable collection, changes in regulatory requirements and product localization requirements, as well as by other factors associated with international activities.

     Customer Concentration. During fiscal 2000 one customer, Amdahl, accounted for approximately 14% of total revenues. In the three months ended June 30, 2000, no client accounted for more that 10% of total revenues. In June 1995, Novadigm entered into a seven-year, non-exclusive OEM and distribution agreement with Amdahl. Under the agreement, Amdahl may sublicense EDM throughout the world as part of its bundled solution and sublicense EDM stand-alone to a limited worldwide market. Novadigm agreed to provide limited technical support and training. The agreement required Amdahl to pay Novadigm a minimum royalty of $8 million in fiscal 1996; and $4 million in each of fiscal 1997 and fiscal 1998. The agreement was amended in March 1997, instead requiring Amdahl to pay $2 million in minimum royalties in each of fiscal 1997 and fiscal 1998; and minimum royalties of $3 million in each of fiscal 1999 and fiscal 2000. In the event of a change of control of Novadigm, the amended agreement allows Amdahl the right to terminate the agreement and recover unused guaranteed sublicense fees at the time of termination to the extent they were also outstanding on March 31, 1997. Amdahl renewed the agreement for fiscal 2000. Amdahl failed to meet the minimum royalty commitment for fiscal 2000 and we terminated the agreement effective March 31, 2000. We do not currently believe the termination of the OEM and distribution agreement with Amdahl will result in a material decline in revenues.

     Dependence on Proprietary Technology; Risks of Infringement. Our success will be, heavily dependent upon proprietary technology. We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which provide only limited protection. Despite these precautions taken by us, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that either regards as proprietary. In particular, we may provide our respective licensees with access to our proprietary information underlying its licensed applications. There can be no assurance that such means of protecting their proprietary rights will be adequate or that their competitors will not independently develop similar or superior technology. Policing unauthorized use of software is difficult and, while we are able to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the proprietary rights of Novadigm to the same extent as do the laws of the United States. Litigation may be necessary in the future to enforce their intellectual property rights, to protect trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the business, results of operations, and financial condition of any or all of Novadigm (See "Part II, Item 1. Legal Proceedings" hereof).

     We do not believe that any of our software product offerings infringes the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement with respect to our current or future products. For instance, in July 1999, Marimba filed suit against us alleging that certain of

Novadigm's products infringe Marimba's patents (See "Part II, Item 1. Legal Proceedings" hereof). We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in their industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms or at all, which could have a material adverse effect on the business, results of operations, and financial condition of Novadigm.

     Product Liability. The license agreements, which we enter with our customers, typically contain provisions designed to limit exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in such license agreements may not be effective under the laws of certain jurisdictions. Although we have not experienced any product liability claims to date, the sale and support of our products may entail the risk of such claims, and there can be no assurance that we will not be subject to such claims in the future. A product liability claim brought against Novadigm could have a material adverse effect on our respective businesses, results of operations, and financial condition.

     Retention of Executives and Key Employees. Our future success depends upon the contributions of our executives and key employees. The inability to retain executives and certain key employees in research and development and sales and marketing could have a significant adverse effect on our ability to develop new products and versions of its products and market and sell its products in the marketplace. The loss of the services of one or more of our executives or key employees could have a material adverse effect on our operating results. We also believe our future success will depend in large part upon our ability to attract and retain additional highly skilled personnel.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

     The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. These currencies have been relatively stable against the U.S. dollar for the past several years. Foreign currency fluctuations have not had a material impact historically on our revenues or results of operations. Currently, we have operations in the United Kingdom, France and Germany and conduct transactions in the local currency of each location. Although we currently derive no material revenues from highly inflationary economies, we are expanding our presence in international markets outside Europe, including the Pacific Rim and Latin America, whose currencies have tended to fluctuate more relative to the

U.S. dollar. There can be no assurance that European currencies will remain stable relative to the U.S. dollar or that future fluctuations in the value of foreign currencies will not have a material adverse effect on our business, operating results, revenues and financial condition. To date, the impact of fluctuations in these currencies resulted in transaction losses of $263 thousand for the quarter ended June 30, 2000.

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

     At June 30, 2000, our cash and cash equivalents consisted primarily of demand deposits and money market funds held by large institutions in the U.S., and our short-term investments were invested in corporate debt maturing in less than 90 days.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

     The case has completed the discovery and summary judgment motion stages, and was the subject of a first phase bifurcated trial from November 15-18, 1999. A brief summary of certain procedural events is as follows. On May 2, 1997, Marimba filed an answer in which it contested the infringement, enforceability, and validity of the "764 patent." Marimba also sought a declaratory judgment, in its counter-claim, that the "764 patent" is invalid, unenforceable, and not infringed by Marimba, and that Novadigm is estopped from claiming infringement by Marimba. A case management conference was held on July 1, 1997, when the Court set a schedule for discovery and motions.

     Early on in the case, Marimba twice sought summary adjudication that claim 1 of the "764 patent" was anticipated by alleged prior art references (that is, the claim was invalid). In orders dated October 23, 1997 and February 26, 1998, the Court summarily denied Marimba's motions without prejudice. The parties conducted fact and expert discovery in the case beginning in late 1997 and continuing until mid-1999. A claims construction ("Markman") hearing was conducted in December 1998, and Judge Ware issued his ruling on claims construction shortly thereafter.

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

     The Court conducted a preliminary pretrial conference in July, 1999 and decided to bifurcate the trial. The first phase of the trial, on Marimba's inequitable conduct defenses, was held before the Court (without a jury) on November 15-18, 1999.

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

     The case is now scheduled to proceed to a jury trial on the remaining issues (validity and infringement to be decided first, then damages if the jury decides that Marimba is liable). The Court has set a date for the jury trial beginning on November 7, 2000. However, before then, Marimba obtained leave from the Court to file a motion for summary judgment of invalidity of the patent on the grounds of an alleged best mode violation. Marimba filed the motion on May 1, 2000, and the Court took the matter under submission. The motion was heard on June 12, 2000. On August 7, 2000, the Court issued an order denying Marimba's motion for summary judgement of invalidity for best mode violation. The case is currently scheduled to go to trial on November 7, 2000.

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

ITEM 2. CHANGES IN SECURITIES

  Recent Sales of Unregistered Securities

     On June 30, 2000 we entered into an alliance agreement with Hewlett-Packard Company ("HP") pursuant to which we issued 940,000 shares of our common stock and a warrant for additional 250,000 shares of our common stock to HP. This issuance was made in reliance on the exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), set forth in Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     On July 5, 2000, we issued a press release announcing that (i) Novadigm and Hewlett-Packard Company ("HP") had entered into a strategic alliance to integrate, market and sell our software and content management products with HP's OpenView management solutions for the enterprise and service providers markets and (ii) HP will become an equity owner of Novadigm (See Form 8-K as filed with the Securities and Exchange Commission on July 19, 2000).

     Pursuant to the Alliance Agreement, Novadigm and HP will (i) integrate the products of Novadigm and HP OpenView, (ii) jointly market and make available to existing and prospective customers the products of Novadigm and HP OpenView, as integrated, and (iii) provide customers the opportunity to replace HP OpenView's Desktop Administrator ("DTA") products and services with Novadigm's Radia products and services. In addition, under the Alliance Agreement, Novadigm agreed to issue to HP 940,000 shares (the "Consideration Shares") of Novadigm's common stock and a warrant for an additional 250,000 shares (the "Warrant Shares") of common stock (See Form 8-K as filed with the Securities and Exchange Commission on July 19, 2000).

     Concurrently with the execution of the Alliance Agreement, Novadigm and HP also entered into a Stockholder Rights Agreement providing certain registration rights to HP with respect to the Consideration Shares and the Warrant Shares and subjecting the Consideration Shares and the Warrant Shares to certain restrictions on transfer and distribution control measures. In addition, Novadigm and HP entered into a distribution agreement which, for a fee of $2,500,000, provides a one-year, limited license to HP to upgrade certain existing DTA customers to the Radia product (See Form 8-K as filed with the Securities and Exchange Commission on July 19, 2000).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        27.1  Financial Data Schedule

     (b) Reports

     On July 19, 2000, we filed a Form 8-K under Item 5, Other Information.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2000                    NOVADIGM, INC.

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

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 27.1     Financial Data Schedule