Form 10-Q
period 2000-09-30
NOVADIGM INC
filed 2000-11-14
CIK 888358

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

              ONE INTERNATIONAL BLVD, SUITE 200, MAHWAH, NJ 07495
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (201) 512-1000
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On September 30, 2000 there were 20,208,739 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                        PAGE
                                                                        NO.
                                                                        ----
                       PART I. FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements
          Condensed Consolidated Balance Sheets as of September 30,
            2000 and March 31, 2000...................................    1
          Condensed Consolidated Statements of Operations for the
          three-month and six-month periods ended September 30, 2000
            and September 30, 1999....................................    2
          Condensed Consolidated Statements of Cash Flows for the
          six-month periods ended September 30, 2000 and September 30,
            1999......................................................    3
          Notes to Condensed Consolidated Financial Statements........    4
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    5
Item 3.   Quantitative and Qualitative Disclosures about Market
          Risk........................................................   13

                         PART II. OTHER INFORMATION
Item 1.   Legal Proceedings...........................................   15
Item 2.   Changes in Securities.......................................   15
Item 3.   Defaults upon Senior Securities.............................   15
Item 4.   Submission of Matters to a Vote of Security Holders.........   15
Item 5.   Other Information...........................................   15
Item 6.   Exhibits and Reports on Form 8-K............................   15
SIGNATURES............................................................   16

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 NOVADIGM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                              SEPTEMBER 30,    MARCH 31,
                                                                  2000           2000
                                                              -------------    ---------
                                                               (UNAUDITED)
Cash and cash equivalents...................................    $  1,730       $  3,670
Short-term marketable securities............................      25,993         21,348
Accounts receivable, net....................................      12,977         15,544
Prepaid expenses and other current assets...................       1,884          1,144
                                                                --------       --------
          Total current assets..............................      42,584         41,706
Property and equipment, net.................................       1,836          1,894
Intangible assets...........................................      14,071             --
Other assets................................................       1,960            780
                                                                --------       --------
                                                                $ 60,451       $ 44,380
                                                                ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities....................    $  7,908       $  7,953
Deferred revenue............................................       3,847          4,712
                                                                --------       --------
          Total current liabilities.........................      11,755         12,665
Stockholders' equity:
Common stock: 30,000 shares authorized; 20,209 and 18,590
  issued as of September 30, 2000 and March 31, 2000,
  respectively..............................................          20             11
  Additional paid-in capital................................      89,924         68,691
  Accumulated deficit.......................................     (40,367)       (36,648)
  Accumulated comprehensive loss............................        (881)          (339)
                                                                --------       --------
          Total stockholders' equity........................      48,696         31,715
                                                                --------       --------
                                                                $ 60,451       $ 44,380
                                                                ========       ========

                            See accompanying notes.

                                 NOVADIGM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                      ------------------    ------------------
                                                       2000       1999       2000       1999
                                                      -------    -------    -------    -------
REVENUES:
  Licenses..........................................  $ 7,998    $ 6,991    $11,789    $11,166
  Maintenance and services..........................    4,625      4,336      9,137      8,217
                                                      -------    -------    -------    -------
          Total revenues............................   12,623     11,327     20,926     19,383
OPERATING EXPENSES:
  Cost of maintenance and services..................    2,141      1,250      3,846      2,411
  Sales and marketing...............................    6,119      5,276     11,699      9,295
  Research and development..........................    2,161      1,696      4,269      2,885
  General and administrative........................    1,812      1,909      3,396      3,497
  Amortization of intangible........................    2,010         --      2,010         --
                                                      -------    -------    -------    -------
          Total operating expenses..................   14,243     10,131     25,220     18,088
                                                      -------    -------    -------    -------
Operating income (loss).............................   (1,620)     1,196     (4,294)     1,295
Interest income, net................................      425        195        751        432
                                                      -------    -------    -------    -------
Income (loss) before provision for income taxes.....   (1,195)     1,391     (3,543)     1,727
Provision for income taxes..........................       27         80        176        123
                                                      -------    -------    -------    -------
Net income (loss)...................................  $(1,222)   $ 1,311    $(3,719)   $ 1,604
                                                      =======    =======    =======    =======
Earnings (loss) per share -- basic..................  $ (0.06)   $  0.07    $ (0.19)   $  0.09
                                                      =======    =======    =======    =======
Weighted average common shares
  outstanding -- basic..............................   19,957     18,039     19,343     17,972
                                                      =======    =======    =======    =======
Earnings (loss) per share -- diluted................  $ (0.06)   $  0.07    $ (0.19)   $  0.08
                                                      =======    =======    =======    =======
Weighted average common and common equivalent shares
  outstanding -- diluted............................   19,957     19,998     19,343     19,828
                                                      =======    =======    =======    =======

                            See accompanying notes.

                                 NOVADIGM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               FOR THE SIX MONTHS
                                                              ENDED SEPTEMBER 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $ (3,719)   $  1,604
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities --
     Depreciation expense...................................       339         414
     Amortization expense...................................     2,011          --
     Decrease (increase) in accounts receivable.............     2,567        (335)
     Increase in prepaid expenses and other current
      assets................................................      (740)       (594)
     Increase in intangible asset...........................      (287)         --
     Increase in other assets...............................    (1,180)       (283)
     Decrease in accounts payable and accrued liabilities...       (45)        (72)
     Decrease (increase) in deferred revenue................      (865)        622
                                                              --------    --------
          Net cash provided by (used in) operating
            activities......................................    (1,919)      1,356
                                                              --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................      (281)       (839)
  Purchases of held-to-maturity securities..................   (32,895)    (19,193)
  Proceeds from redemptions of held-to-maturity
     securities.............................................    28,250      16,098
                                                              --------    --------
          Net cash provided by (used in) investing
            activities......................................    (4,926)     (3,934)
                                                              --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of common stock and exercise of
  options...................................................     5,447       1,362
                                                              --------    --------
          Net cash provided by financing activities.........     5,447       1,362
                                                              --------    --------
Effect of exchange rate changes on cash.....................      (542)         22
                                                              --------    --------
Net decrease in cash and cash equivalents...................    (1,940)     (1,194)
Cash and cash equivalents at the beginning of the period....     3,670       8,124
                                                              --------    --------
Cash and cash equivalents at the end of the period..........  $  1,730    $  6,930
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

 2. EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period adjusted to reflect potentially dilutive securities. Common equivalent shares were excluded from the calculations of loss per share for the periods ended September 30, 2000 because the effect of including such shares in the computation would be anti-dilutive.

     In accordance with SFAS 128, the following table reconciles income (loss) and share amounts used to calculate basic earnings (loss) per share and diluted earnings (loss) per share.

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                      ------------------    ------------------
                                                       2000       1999       2000       1999
(IN THOUSANDS, EXCEPT PER SHARE DATA)                 -------    -------    -------    -------
Numerator:
  Net income (loss).................................  $(1,222)   $ 1,311    $(3,719)   $ 1,604
                                                      =======    =======    =======    =======
Denominator:
  Weighted average number of common shares
     outstanding -- basic...........................   19,957     18,039     19,343     17,972
  Incremental shares from assumed conversion of
     stock options..................................       --      1,959         --      1,856
                                                      -------    -------    -------    -------
  Weighted average common and common equivalent
     shares outstanding -- diluted..................   19,957     19,998     19,343     19,828
                                                      =======    =======    =======    =======
Earnings (loss) per share -- basic..................  $ (0.06)   $  0.07    $ (0.19)   $  0.09
                                                      =======    =======    =======    =======
Earnings (loss) per share -- diluted................  $ (0.06)   $  0.07    $ (0.19)   $  0.08
                                                      =======    =======    =======    =======

 3. SUBSEQUENT EVENTS

     On March 3, 1997, Novadigm filed a complaint alleging infringement of Patent No. 5,581,764 by the "Castanet" electronic software distribution product sold by Marimba, Inc. ("Marimba"). On July 30, 1999, Marimba filed a complaint alleging that unspecified Novadigm products infringed Marimba's U.S. Patent No. 5,919,247. On November 10, 2000, Novadigm and Marimba signed a memorandum of understanding settling their pending patent disputes, and each company has agreed to dismiss their patent infringement lawsuit against the other party. Under the settlement agreement, the terms of the settlement are confidential.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements include, but are not limited to, the following: Overview: We do not currently expect the termination of our agreement with Amdahl to have an adverse effect on our license revenues in future periods. Amdahl customers, having licensed our products, are expected to continue to renew their maintenance agreements; Cost of maintenance and services: We expect the cost of maintenance and services to increase in future quarters to support the growing demand for our maintenance, consulting and training services, as well as to enable partners to implement projects for our customers: Sales and marketing expenses: We expect sales and marketing expenses to increase in future periods to support the alliance agreement with Hewlett-Packard Company as well as our growth plans; Research and development expenses: Though we anticipate that we will continue to invest resources to further enhance and develop our products we do not anticipate significant growth in research and development expense in the remainder of the fiscal year; General and administrative expenses: We expect general and administrative expenses to increase in the third fiscal quarter due to preparations for the trial for the defense of our patent (See "Part II, Item. I. Legal Proceedings"), and in future quarters as we build corporate infrastructure; Liquidity and Capital Resources:
Although it is difficult for us to predict future liquidity requirements with certainty, we believe that our existing cash and marketable securities balances, together with cash from operations, will be adequate to finance our operations and the repurchase of our common shares for at least the next twelve months. Although operating activities may provide cash in certain periods, to the extent we experience growth in the future, we anticipate that our operating and investing activities may use cash; and Qualitative and Quantitative Disclosures about Market Risk: As a result, we do not expect fluctuations in interest rates to have a material impact on the fair value of these securities.

     All forward-looking statements included in this document are based on information available to us on the date hereof and we assume no obligation to update any such forward-looking statement. These forward-looking statements relate to anticipated future events or conditions that are subject to numerous risks and uncertainties. As a result of these risks and uncertainties, our actual results could differ materially from historical results or anticipated results. Some of these risks and uncertainties are discussed under the caption "Business Risks" below. We encourage our stockholders and prospective investors in our Common Stock to consider these risks carefully. This report should be read in conjunction with our annual report on Form 10-K for the fiscal year ended March 31, 2000 and Form 10-Q for the fiscal quarter ended June 30, 2000, as filed with the Securities and Exchange Commission.

OVERVIEW

     We design, market and support technology solutions that deliver, update and maintain software and content across the extended enterprise. Our principal customers include medium to large organizations with widely deployed and heterogeneous business-to-employee, business-to-business and business-to-consumer networks.

     Novadigm was incorporated in February 1992. Through September 1993, our primary efforts were devoted to product development. In October 1993, Version
1.0 of our EDM product was released for general availability. Since its first release, we have continued to develop EDM by adding new features, applications and platforms. Version 2.0 of EDM was released in February 1994, Version 3.0 in June 1995, and Version 4.0 was released in October 1997. In November 1997, we released Radia Software Manager, an Internet-based software and content management solution and in November 1998, we announced the general availability of Radia Version 2.0 as well as the Radia Application Manager. In October 1999, we announced Radia e-wrap for application service providers (ASPs) and in April 2000 we announced the Radia e-wrap retail suite.

     We generate license revenues from licensing the rights to use our software products to end users and sublicense fees from resellers, including certain guaranteed sublicense fees. We also generate maintenance and service revenues from providing renewable support and software update rights services (maintenance) and from consulting and training activities performed for license customers.

     During our fiscal year ended March 31, 2000, approximately 14% of our total revenues were generated through our distribution agreement with Amdahl Corporation. As of March 31, 2000, we terminated our OEM and distribution agreement with Amdahl. We do not currently expect the termination of our agreement with Amdahl to have an adverse effect on our license revenues in future periods. In recent quarters, license revenue from Amdahl has declined and license contracts closed by Amdahl were accomplished with our direct sales force. Amdahl customers having licensed our products are expected to continue to renew their maintenance agreements. However, Amdahl is not renewing maintenance on unsold licenses it has prepaid and purchased with the intent to sublicense to its customers.

     Revenues from perpetual software license agreements are recognized as revenue upon shipment of the software if there are no significant post-delivery obligations, pricing is fixed and determinable, payment is due within one year and collectibility is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. We enter into reseller arrangements that typically provide for sublicense fees payable to Novadigm based on a percent of our list price. Reseller arrangements may include non-refundable payments in the form of guaranteed sublicense fees. Guaranteed sublicense fees from resellers are recognized as revenue upon shipment of the master copy of all software to which the guaranteed sublicense fees relate if there are no significant post-delivery obligations, the reseller is creditworthy and if the terms of the agreement are such that the payment obligation is not subject to price adjustment, is non-cancelable and non-refundable and due within 90 days. These guaranteed sublicense fees are applied against sublicense fees reported by the reseller in relicensing Novadigm's products to end-users. We recognized no guaranteed sublicense fees in revenue for the quarter ending September 30, 2000. At September 30, 2000, approximately 90% of all such guaranteed sublicense fees had been relicensed by our resellers to end-users.

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

     The following table presents revenue information by geographic area for the three and six-month periods ended September 30, 2000 and 1999.

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                      ------------------    ------------------
                                                       2000       1999       2000       1999
(IN THOUSANDS)                                        -------    -------    -------    -------
North America and all other.........................  $ 6,836    $ 6,897    $11,521    $12,202
Europe and Africa...................................    5,787      4,430      9,405      7,181
                                                      -------    -------    -------    -------
          Total.....................................  $12,623    $11,327    $20,926    $19,383
                                                      =======    =======    =======    =======

     The following table presents total asset information by geographic area at September 30, 2000 and 1999.

                                                                SEPTEMBER 30,
                                                              ------------------
                                                               2000       1999
(IN THOUSANDS)                                                -------    -------
North America and all other.................................  $53,314    $31,368
Europe and Africa...........................................    7,137      5,546
                                                              -------    -------
          Total.............................................  $60,451    $36,914
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

     For the periods indicated, the following table sets forth the percentage of total revenue represented by the respective line items in our condensed consolidated statements of operations (unaudited):

                                                               THREE MONTHS       SIX MONTHS
                                                                  ENDED             ENDED
                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                              --------------    --------------
                                                              2000     1999     2000     1999
                                                              -----    -----    -----    -----
REVENUES:
  Licenses..................................................   63.4%    61.7%    56.3%    57.6%
  Maintenance and services..................................   36.6     38.3     43.7     42.4
                                                              -----    -----    -----    -----
          Total revenues....................................  100.0    100.0    100.0    100.0
OPERATING EXPENSES:
  Cost of maintenance and services..........................   17.0     11.0     18.4     12.4
  Sales and marketing.......................................   48.4     46.6     55.9     48.0
  Research and development..................................   17.1     15.0     20.4     14.9
  General and administrative................................   14.4     16.8     16.2     18.0
  Amortization of intangible................................   15.9       --      9.6       --
                                                              -----    -----    -----    -----
          Total operating expenses..........................  112.8     89.4    120.5     93.3
                                                              -----    -----    -----    -----
Operating income (loss).....................................  (12.8)    10.6    (20.5)     6.7
Interest income, net........................................    3.3      1.7      3.6      2.2
                                                              -----    -----    -----    -----
Income (loss) before provision for income taxes.............   (9.5)    12.3    (16.9)     8.9
Provision for income taxes..................................    0.2      0.7      0.8      0.6
                                                              -----    -----    -----    -----
Net income (loss)...........................................   (9.7)%   11.6%   (17.7)%    8.3%
                                                              =====    =====    =====    =====

     Total revenues for our second fiscal quarter ended September 30, 2000 were $12.6 million compared to $11.3 million for the same quarter of the previous year, an increase of approximately $1.3 million or 12%. Revenues attributable to the direct sales channel in the quarter ended September 30, 2000 were 78% of total revenues compared to 53% of total revenues for the same quarter last year. Revenues from North America customers in the quarter ended September 30, 2000 represented 54% of total revenues compared to 61% of total revenues for the same quarter last year. Total revenues for the six-month period ended September 30, 2000 were $20.9 million compared to $19.4 million for the same period of the previous year, an increase of approximately $1.5 million or 8%. Revenues attributable to the direct sales channel in the six-month period ended September 30, 2000 were 80% of total revenues compared to 58% of total revenues for the same period last year. Revenues from North America customers in the six-month period ended September 30, 2000 represented 55% of total revenues compared to 63% of total revenues for the same period last year. The increase in total revenues in the current year quarter and six-month period over the same quarter and six-month period last year, respectively, is due to closing more license contracts and completing more billable consulting services in the current year periods as compared with last year.

     License revenues were $8.0 million or 63.4% of total revenues for the quarter ended September 30, 2000 compared to $7.0 million or 61.7% of total revenues for the same quarter last year. License revenues for the six month period ended September 30, 2000 were $11.8 million or 56.3% of total revenues compared to $11.2 million or 57.6% of total revenues for the same period last year. The increases in license revenues for the quarter and six-month periods ended September 30, 2000 were primarily attributable to closing a greater number of contracts and at a higher average price. Also, there continues to be increased demand for the Company's products by new customers and existing customers and more effective corporate marketing programs.

     Maintenance and service revenues were $4.6 million or 36.6% of total revenues for the quarter ended September 30, 2000 compared to $4.3 million or 38.3% of total revenues for the comparable quarter last year. Maintenance and service revenues for the six-month period ended September 30, 2000 were $9.1 million or 43.7% of total revenues compared to $8.2 million or 42.4% of total revenues for the comparable period last year. The increase in maintenance and service revenues for the quarter and six month periods ended September 30, 2000, is due primarily to the increased demand for our consulting and training services associated with a growing customer base. Maintenance revenues have not grown as much in the quarter ended September 30, 2000 compared with the same quarter last year due primarily to the non-renewal of maintenance by Amdahl on prepaid licenses which had not been relicensed to their customers.

     Cost of maintenance and services includes the direct costs of customer support and update rights, and the direct and indirect costs of providing training, maintenance and technical support and consulting services to our customers. Cost of maintenance and services consist primarily of payroll, related benefits, and travel for field engineers and support personnel, other related overhead and third-party consulting fees. Cost of maintenance and services were $2.1 million or 46% of maintenance and service revenues for the quarter ended September 30, 2000 compared to $1.3 million or 29% of maintenance and service revenues for the quarter ended September 30, 1999. Cost of maintenance and services for the six-month period ended September 30, 2000 was $3.8 million or 42% of maintenance and service revenues compared to $2.4 million or 29% of maintenance and service revenues for the same period last year. The higher cost of maintenance and services in the quarter and six-month periods ended September 30, 2000, as compared to the same periods of the prior year, was primarily due to an increase in personnel to handle the projected revenue growth and the increased utilization of third party consulting firms. We expect the cost of maintenance and services to increase in future quarters to support the growing demand for our maintenance, consulting and training services as well as to enable partners to implement projects for our customers.

     Sales and marketing expenses consist primarily of salaries, related benefits, commissions, travel, consultant fees, and other costs associated with our sales and marketing efforts. Sales and marketing expenses for the quarter ended September 30, 2000 were $6.1 million or 48.4% of total revenues as compared to $5.3 million or 46.6% of total revenues for the same period last year. Sales and marketing expenses for the six-month period ended September 30, 2000 were $11.7 million or 55.9% of total revenues as compared to $9.3 million or 48.0% of total revenues for the same period last year. The increase in the quarter and the six-month periods this year as compared to the same periods last year was primarily due to increased staffing levels as well as higher compensation costs resulting from higher reported revenues in the quarter and six-month periods. We expect sales and marketing expenses to increase in future periods to support the alliance agreement with Hewlett-Packard Company as well as our growth plans.

     Research and development expenses consist primarily of salaries, related benefits, consultant fees and other costs associated with our research and development efforts. Research and development expenses were $2.2 million or 17.1% of total revenues for the quarter ended September 30, 2000 compared to $1.7 million or 15.0% of total revenues for the same period last year. Research and development expenses for the six-month periods ended September 30, 2000 and September 30, 1999 were $4.3 million or 20.4% of total revenues and $2.9 million or 14.9% of total revenues, respectively. The higher costs in the quarter and six-month periods were due to an increase in personnel to handle the further development of our products to operate on additional platforms. Though we anticipate that we will continue to invest resources to further enhance and develop our products we do not anticipate significant growth in research and development expense in the remainder of the fiscal year.

     General and administrative expenses consist primarily of salaries, related benefits, travel and fees for professional services such as legal, consulting and accounting. General and administrative expenses were $1.8 million or 14.4% of total revenues for the quarter ended September 30, 2000 compared to $1.9 million or 16.8% of total revenues for the same period last year. General and administrative expenses for the six-month period ended September 30, 2000 were $3.4 million or 16.2% of total revenues compared to $3.5 million or 18% of total revenues for the same period of last year. The decrease in general and administrative expenses in the current year quarter over the same quarter last year is primarily due to lower legal fees associated with our patent infringement litigation. We expect general and administrative expenses to increase in the third fiscal quarter due to preparations for the trial for the defense of our patent (See "Part II, Item 1. Legal Proceedings"), and in future quarters as we build corporate infrastructure.

     Interest income, net is comprised primarily of interest income earned on our cash, cash equivalents and marketable securities adjusted for interest expense, net foreign exchange gain (loss) and other financing expenses. Net interest income was $425,000 and $751,000 for the quarter and six-month periods ended September 30, 2000, respectively, compared to $195,000 and $432,000 for the same periods of last year, respectively. Interest income increased for the quarter and six-month periods ended September 30, 2000 due primarily to higher average balances of cash, cash equivalents and marketable securities.

     Provision for income taxes is primarily for federal, state and foreign income taxes. For the quarter ended September 30, 2000 the provision is approximately $27,000 compared to $80,000 in the same quarter last year. For the six-month period ended September 30, 2000, the provision was approximately $176,000 compared to $123,000 for the same six-month period of last year. The decrease in the current year quarter as compared to the same quarter last year is due to reporting a loss in the current year quarter as compared to income in the same quarter last year. The increase for the six-month period ended September 30, 2000 as compared to the same period last year is due to reporting income in a European subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operations for the six-month period ended September 30, 2000 was $1.9 million compared to cash provided by operations of $1.4 million for the same period last year. The decrease in cash provided by operations of $3.3 million for the six-month period ended September 30, 2000 compared to the same period last year was primarily due to a reported net loss for the six-month period.

     As of September 30, 2000, we had working capital of $30.8 million including $27.7 million of cash, cash equivalents and short-term marketable securities. Through September 30, 2000, we had a revolving line of credit that permitted unsecured borrowings up to $1.0 million. The line of credit expired. Alternative credit facilities are being evaluated.

     Property and equipment expenditures were $84,000 and $281,000 for the quarter and six-month periods ended September 30, 2000, respectively. We had no material commitments to purchase property and equipment at September 30, 2000 and we expect to purchase property and equipment throughout the remainder of the fiscal year at a rate consistent with the prior fiscal year.

     In October 2000, we announced our intention to repurchase up to 500,000 of our outstanding common shares. The repurchases will be effected from time-to-time and no time limit has been placed on the direction of the repurchase program.

     Although it is difficult for us to predict future liquidity requirements with certainty, we believe that our existing cash and marketable securities balances, together with cash from operations, will be adequate to finance our operations and the repurchase of our common shares for at least the next twelve months. Although operating activities may provide cash in certain periods, to the extent we experience growth in the future, we anticipate that our operating and investing activities may use cash. Consequently, any such future growth may require us to obtain additional equity or debt financing, which may not be available on commercially reasonable terms or which may be dilutive.

BUSINESS RISKS

     History of Operating Losses. We have reported an operating loss for every quarter since our incorporation in February 1992 except for the four consecutive quarters of each of fiscal 1996 and fiscal 2000, and the last three-quarters of fiscal 1999. We cannot predict our future operating results with any accuracy, and there can be no assurance that we will be able to obtain profitability on a quarterly or annual basis in the future, or if obtained, that such profitability will be sustainable.

     Fluctuations in Quarterly Results; Seasonality. Our quarterly operating results have fluctuated in the past and are expected to fluctuate significantly in the future due to a number of factors, including, among others, the size and timing of customer orders, the timing and market acceptance of our new products, the level and pricing of international sales, foreign currency exchange rates, changes in the level of operating expenses, technological advances and new product introductions by our competitors and competitive conditions in the industry. Revenues received from our individual customers vary significantly based on the size of the product installation. Customer orders for our products have ranged from $25,000 to over $4 million, and have averaged from approximately $150,000 to $400,000. As a result, our quarterly operating results are likely to be significantly affected by the number and size of customer orders we are able to obtain in any particular quarter. In addition, the sales cycle for our products is lengthy and unpredictable, and may range from a few months to over a year, depending upon the interest of the prospective customer in our products, the size of the order (which may involve a significant commitment of capital by the customer), the decision-making and acceptance procedures within the customer's organization, the complexity of implementation and other factors.

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

     Rapid Technological Change and Introduction of New Products. The market for Electronic Software Distribution ("ESD") products is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. Our future success will depend in large part on our ability to enhance our current products and to develop and introduce new products that keep pace with technological developments, achieve market acceptance and respond to customer requirements that are constantly evolving. Responding to rapid technological change and the need to develop and introduce new products to meet customers' expanding needs will require us to make substantial investments in research and product development. During 2000, among other research and development expenditures, we allocated research and development funding to the development of Novadigm's e-wrap technology for ASP's and additional platforms in operating systems. We intend to continue to allocate funding to these development projects throughout 2001. If we fail to anticipate or respond adequately to technological developments and customer requirements, and in particular advances in client/server enterprise hardware platforms, internet applications and platforms, operating systems and systems management applications, or experience any significant delays in product development or introduction, this could result in a loss of competitiveness or could materially and adversely affect our operating results. There can be no assurance that any product enhancements or new products we develop will gain market acceptance.

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

     Software products as complex as those offered by us may contain undetected errors or failures that, despite our significant testing, are discovered only after a product has been installed and used by customers.

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

          Mobile Management Suite Vendors. These competitors include XcelleNet, Inc.

     Many of our competitors have longer operating histories and many may have significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger installed customer bases. Our current and future competitors could introduce products with more features, greater functionality and lower prices than our products. These competitors could also bundle existing or new products with other, more established products in order to compete with us. Our focus on software and content management products may be a disadvantage in competing with vendors that offer a broader range of products. Moreover, as the software and content management market develops, a number of companies with significantly greater resources than those of Novadigm could attempt to increase their presence in this market by acquiring or forming strategic alliances with competitors or business partners of ours. There can be no assurance that we will be able to compete successfully or that competition will not have a material adverse effect on our business, operating results or financial condition.

     Volatility. The market for our common stock is highly volatile. The trading price of our stock has been and could in the future be subject to wide fluctuations in response to quarterly variations in operating and financial results, announcements of technological innovations or new products by us or our competitors, changes in prices to Novadigm's or our competitors' products and services, changes in product mix, change in our revenue and revenue growth rates for us as a whole or for individual geographic areas, products or product categories, as well as other events or factors. Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the market in which we do business or relating to us specifically have resulted, and could in the future result in, an immediate and adverse effect on the market price of our common stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for the securities of many high technology companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources, which could have material adverse effect on our business, operating results and financial condition.

     Risks Related to International Revenues. In fiscal 2000, approximately 41% of Novadigm's net revenues were derived from its international operations. In the six months ended September 30, 2000, 45% of our revenue was derived from international operations. International revenues are a significant percentage of Novadigm's revenues and we plan to continue to develop international sales, primarily through our European operations. Our operations and financial results could be significantly affected by factors associated with international operations, such as changes in foreign currency exchange rates, uncertainties relative to regional economic circumstances, longer payment cycles, greater difficulty in accounts receivable collection, changes in regulatory requirements and product localization requirements, as well as by other factors associated with international activities.

     Customer Concentration. During fiscal 2000 one customer, Amdahl, accounted for approximately 14% of total revenues. In the three and six month periods ended September 30, 2000, no client accounted for more than 10% of total revenues. In June 1995, Novadigm entered into a seven-year, non-exclusive OEM and distribution agreement with Amdahl. Under the agreement, Amdahl may sublicense EDM throughout the world as part of its bundled solution and sublicense EDM stand-alone to a limited worldwide market. Novadigm agreed to provide limited technical support and training. The agreement required Amdahl to pay Novadigm a minimum royalty of $8 million in fiscal 1996; and $4 million in each of fiscal 1997 and fiscal 1998. The agreement was amended in March 1997, instead requiring Amdahl to pay $2 million in minimum royalties in each of fiscal 1997 and fiscal 1998; and minimum royalties of $3 million in each of fiscal 1999 and fiscal 2000. In the event of a change of control of Novadigm, the amended agreement allows Amdahl the right to terminate the agreement and recover unused guaranteed sublicense fees at the time of termination to the extent they were also outstanding on March 31, 1997. Amdahl renewed the agreement for fiscal 2000. Amdahl failed to meet the minimum royalty commitment for fiscal 2000 and we terminated the agreement effective March 31, 2000. We do not currently believe the termination of the OEM and distribution agreement with Amdahl will result in a material decline in license revenues. We do not expect Amdahl to renew maintenance on the unsold prepaid licenses it bought to relicense to its customers.

     Dependence on Proprietary Technology; Risks of Infringement. Our success will be heavily dependent upon proprietary technology. We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which provide only limited protection. Despite these precautions taken by us, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that either regards as proprietary. In particular, we may provide our respective licensees with access to our proprietary information underlying its licensed applications. There can be no assurance that such means of protecting their proprietary rights will be adequate or that their competitors will not independently develop similar or superior technology. Policing unauthorized use of software is difficult and, while we are able to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the proprietary rights of Novadigm to the same extent as do the laws of the United States. Litigation may be necessary in the future to enforce their intellectual property rights, to protect trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the business, results of operations, and financial condition of any or all of Novadigm (See "Part II, Item 1. Legal Proceedings" hereof).

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

     Retention of Executives and Key Employees. Our future success depends upon the contributions of our executives and key employees. The inability to attract and retain executives and certain key employees in research and development and sales and marketing could have a significant adverse effect on our ability to develop new products and versions of our products and market and sell our products in the marketplace. The loss of the services of one or more of our executives or key employees could have a material adverse effect on our operating results. Our future success will depend in large part upon our ability to attract and retain additional highly skilled personnel. We are presently searching for a number of senior management positions including President/Chief Operating Officer. We may not be successful in attracting qualified candidates. The inability to recruit and retain a President and other senior managers will adversely affect the future success of Novadigm.

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

     The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Though these currencies have been relatively stable against the U.S. dollar for the past several years, they have generally devalued against the U.S. dollar throughout 2000. Foreign currency fluctuations have not had a material impact historically on our revenues or results of operations. Currently, we have operations in the United Kingdom, France and Germany and conduct transactions in the local currency of each location. Although we currently derive no material revenues from highly inflationary economies, we are expanding our presence in international markets outside Europe, including the Pacific Rim and Latin America, where currencies have tended to fluctuate more relative to the U.S. dollar. There can be no assurance that we will be able to develop effective hedging programs in the event of material devaluation of European currencies relative to the U.S. dollar. Continued devaluation of the currencies may have a material adverse effect on our business, operating results, revenues and financial condition. To date, the impact of fluctuations in these currencies resulted in transaction losses of $542 thousand for the 6-month period ended September 30, 2000.

     Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure. Our investment policy requires us to invest funds in excess of current operating requirements in obligations of the U.S. government and its agencies, investment grade state and local government obligations, securities of U.S. corporations rated A1 or P1 by Standard & Poors or the Moody's equivalents, and/or money market funds, deposits or notes issued or guaranteed by U.S. commercial banks meeting certain credit rating and net worth requirements.

     At September 30, 2000, our cash and cash equivalents consisted primarily of demand deposits and money market funds held by large institutions in the U.S., and our short-term investments were invested in corporate debt maturing in less than 90 days.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On March 3, 1997, Novadigm filed a complaint alleging infringement of Patent No. 5,581,764 by the "Castanet" electronic software distribution product sold by Marimba, Inc. ("Marimba"). On July 30, 1999, Marimba filed a complaint alleging that unspecified Novadigm products infringed Marimba's U.S. Patent No. 5,919,247. On November 10, 2000, Novadigm and Marimba signed a memorandum of understanding settling their pending patent disputes, and each company has agreed to dismiss their patent infringement lawsuit against the other party. Under the settlement agreement, the terms of the settlement are confidential.

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its 2000 Annual Meeting of Stockholders on September 15, 2000. The following matters were approved by the stockholders by the votes indicated below:

                                                        VOTES        VOTES                BROKER
                                                         FOR        AGAINST    ABSTAIN   NON-VOTES
                                                      ----------   ---------   -------   ---------
a.   Election of four directors to serve for the
     ensuing year as follows:
     Albion J. Fitzgerald...........................  14,336,337          --   494,239          --
     Robert B. Anderson.............................  14,337,613          --   492,963          --
     H. Kent Petzold................................  14,220,013          --   610,563          --
     Deborah Doyle McWhinney........................  14,337,683          --   492,893          --
b.   To approve and adopt the Company's 2000 Stock
     Option Plan under which 1,500,000 shares of the
     Company's Common Stock will initially be
     reserved for issuance..........................   8,306,613   2,690,837    7,601    3,825,525
c.   To ratify the appointment of Arthur Andersen
     LLP as independent auditors of Novadigm for the
     fiscal year ending March 31, 2001..............  14,789,708      30,855   10,013           --

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        27.1  Financial Data Schedule

     (b) Reports

        On July 19, 2000, we filed a Form 8-K under Item 5, Other Information relating to the Alliance Agreement between Novadigm and Hewlett-Packard Company entered into on June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2000                  NOVADIGM, INC.

                                          By:      /s/ WALLACE D. RUIZ

                                            ------------------------------------
                                                      Wallace D. Ruiz
                                              Vice President & Chief Financial
                                                           Officer
                                               (principal financial and chief
                                                     accounting officer)

                                 EXHIBIT INDEX


EXHIBIT NO.                   DESCRIPTION
-----------                   -----------
27.1                     Financial Data Schedule