Form 10-Q
period 2000-12-31
NOVADIGM INC
filed 2001-02-14
CIK 888358

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

              ONE INTERNATIONAL BLVD., SUITE 200, MAHWAH, NJ 07495 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (201) 512-1000
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On December 31, 2000 there were 20,144,752 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
                         PART I. FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements.................      1
         Condensed Consolidated Balance Sheets as of December 31,
         2000 and March 31, 2000.....................................      1
         Condensed Consolidated Statements of Operations for the
         three-month and nine-month periods ended December 31, 2000
         and December 31, 1999.......................................      2
         Condensed Consolidated Statements of Cash Flows for the
         nine-month periods ended December 31, 2000 and December 31,
         1999........................................................      3
         Notes to Condensed Consolidated Financial Statements........      4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................      5
Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk........................................................     13

                          PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................     15
Item 2.  Changes in Securities.......................................     15
Item 3.  Defaults upon Senior Securities.............................     15
Item 4.  Submission of Matters to a Vote of Security Holders.........     15
Item 5.  Other Information...........................................     15
Item 6.  Exhibits and Reports on Form 8-K............................     15
SIGNATURES...........................................................     16

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 NOVADIGM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                              DECEMBER 31,    MARCH 31,
                                                                  2000          2000
                                                              ------------    ---------
                                                              (UNAUDITED)
Cash and cash equivalents...................................    $  5,668      $  3,670
Short-term marketable securities............................      22,944        21,348
Accounts receivable, net....................................      15,648        15,544
Prepaid expenses and other current assets...................       1,459         1,144
                                                                --------      --------
          Total current assets..............................      45,719        41,706
Property and equipment, net.................................       1,993         1,894
Intangible assets...........................................      12,107            --
Other assets................................................         910           780
                                                                --------      --------
                                                                $ 60,729      $ 44,380
                                                                ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities....................    $  9,458      $  7,953
Deferred revenue............................................       4,712         4,712
                                                                --------      --------
          Total current liabilities.........................      14,170        12,665
Stockholders' equity:
  Common stock: 30,000 shares authorized; 20,145 and 18,590
     issued as of December 31, 2000 and March 31, 2000,
     respectively...........................................          20            11
     Additional paid-in capital.............................      90,081        68,691
     Treasury Stock.........................................        (933)           --
     Stockholder notes receivable...........................      (1,137)           --
     Accumulated deficit....................................     (40,643)      (36,648)
     Accumulated comprehensive loss.........................        (829)         (339)
                                                                --------      --------
          Total stockholders' equity........................      46,559        31,715
                                                                --------      --------
                                                                $ 60,729      $ 44,380
                                                                ========      ========

                            See accompanying notes.

                                 NOVADIGM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                                         DECEMBER 31,          DECEMBER 31,
                                                      ------------------    ------------------
                                                       2000       1999       2000       1999
                                                      -------    -------    -------    -------
REVENUES:
  Licenses..........................................  $ 8,314    $ 7,629    $20,103    $18,795
  Maintenance and services..........................    4,432      4,449     13,569     12,666
                                                      -------    -------    -------    -------
          Total revenues............................   12,746     12,078     33,672     31,461
OPERATING EXPENSES:
  Cost of maintenance and services..................    2,179      1,437      6,025      3,848
  Sales and marketing...............................    6,568      5,849     18,267     15,144
  Research and development..........................    2,214      1,509      6,483      4,394
  General and administrative........................    2,596      1,692      5,992      5,189
  Amortization of intangible........................    2,018         --      4,028         --
                                                      -------    -------    -------    -------
          Total operating expenses..................   15,575     10,487     40,795     28,575
                                                      -------    -------    -------    -------
Operating income (loss).............................   (2,829)     1,591     (7,123)     2,886
Interest income, net................................      409        309      1,160        741
Other income........................................    2,171         --      2,171         --
                                                      -------    -------    -------    -------
Income (loss) before provision for income taxes.....     (249)     1,900     (3,792)     3,627
Provision for income taxes..........................       27        102        203        225
                                                      -------    -------    -------    -------
Net income (loss)...................................  $  (276)   $ 1,798    $(3,995)   $ 3,402
                                                      =======    =======    =======    =======
Earnings (loss) per share -- basic..................  $ (0.01)   $  0.10    $ (0.20)   $  0.19
                                                      =======    =======    =======    =======
Weighted average common shares
  outstanding -- basic..............................   20,158     18,273     19,603     18,073
                                                      =======    =======    =======    =======
Earnings (loss) per share -- diluted................  $ (0.01)   $  0.09    $ (0.20)   $  0.17
                                                      =======    =======    =======    =======
Weighted average common and common equivalent shares
  outstanding -- diluted............................   20,158     20,966     19,603     20,245
                                                      =======    =======    =======    =======

                            See accompanying notes.

                                 NOVADIGM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    FOR THE
                                                               NINE MONTHS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $ (3,995)   $  3,402
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities --
     Depreciation expense...................................       481         637
     Amortization expense...................................     4,028          --
     Increase in accounts receivable, net...................      (104)     (4,984)
     Increase in prepaid expenses and other current
      assets................................................      (315)       (225)
     Increase in intangible asset...........................      (340)         --
     Increase in other assets...............................      (130)       (204)
     Increase in accounts payable and accrued liabilities...     1,505       1,208
     Increase in deferred revenue...........................        --         400
                                                              --------    --------
          Net cash provided by operating activities.........     1,130         234
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................      (580)     (1,107)
  Purchases of held-to-maturity securities..................   (48,380)    (31,194)
  Proceeds from redemptions of held-to-maturity
     securities.............................................    46,784      28,183
                                                              --------    --------
          Net cash provided by (used in) investing
            activities......................................    (2,176)     (4,118)
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of common stock and exercise of
  options...................................................     3,104       2,549
Proceeds from the Hewlett-Packard alliance agreement........     2,500          --
Increase in stockholder notes receivable....................    (1,137)         --
Purchase of treasury stock..................................      (933)         --
                                                              --------    --------
          Net cash provided by financing activities.........     3,534       2,549
                                                              --------    --------
Effect of exchange rate changes on cash.....................      (490)        (70)
                                                              --------    --------
Net decrease in cash and cash equivalents...................     1,998      (1,405)
Cash and cash equivalents at the beginning of the period....     3,670       8,124
                                                              --------    --------
Cash and cash equivalents at the end of the period..........  $  5,668    $  6,719
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

 2. EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period adjusted to reflect potentially dilutive securities. Common equivalent shares were excluded from the calculations of loss per share for the periods ended December 31, 2000 because the effect of including such shares in the computation would be anti-dilutive.

     In accordance with SFAS 128, the following table reconciles income (loss) and share amounts used to calculate basic earnings (loss) per share and diluted earnings (loss) per share.

                                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                                         DECEMBER 31,          DECEMBER 31,
                                                      ------------------    ------------------
                                                       2000       1999       2000       1999
                                                      -------    -------    -------    -------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
  Net income (loss).................................  $  (276)   $ 1,798    $(3,995)   $ 3,402
                                                      =======    =======    =======    =======
Denominator:
  Weighted average number of common shares
     outstanding -- basic...........................   20,158     18,273     19,603     18,073
  Incremental shares from assumed conversion of
     stock options..................................       --      2,723         --      2,172
                                                      -------    -------    -------    -------
  Weighted average common and common equivalent
     shares outstanding -- diluted..................   20,158     20,996     19,603     20,245
                                                      =======    =======    =======    =======
Earnings (loss) per share -- basic..................  $ (0.01)   $  0.10    $ (0.20)   $  0.19
                                                      =======    =======    =======    =======
Earnings (loss) per share -- diluted................  $ (0.01)   $  0.09    $ (0.20)   $  0.17
                                                      =======    =======    =======    =======

 3. OTHER EVENTS

     On November 10, 2000 Novadigm and Marimba signed a memorandum of understanding, settling their pending patent disputes. Though the terms of the settlement are confidential, it consisted of a cash payment and the signing of settlement and patent license agreements. Of the cash received, approximately $2.2 million is included in "other income" for the quarter ended December 31, 2000, and the remaining balance is included in deferred revenue. The deferred amount will be recognized as revenue over the expected period of utilization of the patent license agreement. For the quarter ended December 31, 2000 approximately $90,000 of this amount has been recognized in license revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements include, but are not limited to: Overview: We do not currently expect the termination of our agreement with Amdahl to have an adverse effect on our license revenues in future periods. Amdahl customers, having licensed our products, are expected to continue to renew their maintenance agreements either directly with Amdahl or us; Cost of maintenance and services: We expect the cost of maintenance and services to increase in future quarters to support the growing demand for our maintenance, consulting and training services, as well as to enable partners to implement projects for our customers; Sales and marketing expenses: We expect sales and marketing expenses to increase in future periods to support the alliance agreement with Hewlett-Packard Company as well as our growth plans; Research and development expenses: Though we anticipate that we will continue to invest resources to further enhance and develop our products we do not anticipate significant growth in research and development expense in the remainder of the fiscal year; General and administrative expenses: We expect general and administrative expenses to decrease in the fourth fiscal quarter due to the completion of the trial for the defense of our patent and in future quarters to increase as we build corporate infrastructure; Liquidity and Capital Resources:
Although it is difficult for us to predict future liquidity requirements with certainty, we believe that our existing cash and marketable securities balances, together with cash from operations, will be adequate to finance our operations and the repurchase of our common shares for at least the next twelve months. Although operating activities may provide cash in certain periods, to the extent we experience growth in the future, we anticipate that our operating and investing activities may use cash; and Qualitative and Quantitative Disclosures about Market Risk: As a result, we do not expect fluctuations in interest rates to have a material impact on the fair value of these securities.

     All forward-looking statements included in this document are based on information available to us on the date hereof and we assume no obligation to update any such forward-looking statement. These forward-looking statements relate to anticipated future events or conditions that are subject to numerous risks and uncertainties. As a result of these risks and uncertainties, our actual results could differ materially from historical results or anticipated results. Some of these risks and uncertainties are discussed under the caption "Business Risks" below. We encourage our stockholders and prospective investors in our Common Stock to consider these risks carefully. This report should be read in conjunction with our annual report on Form 10-K for the fiscal year ended March 31, 2000 and Form 10-Q for the fiscal quarters ended June 30, 2000 and September 30, 2000, as filed with the Securities and Exchange Commission.

OVERVIEW

     We design, market and support technology solutions that deliver, update and maintain software and content across the extended enterprise. Our principal customers include medium to large organizations with widely deployed and heterogeneous business-to-employee, business-to-business and business-to-consumer networks.

     Novadigm was incorporated in February 1992. Through September 1993, our primary efforts were devoted to product development. In October 1993, Version
1.0 of our EDM product was released for general availability. Since its first release, we have continued to develop EDM by adding new features, applications and platforms. Version 2.0 of EDM was released in February 1994, Version 3.0 in June 1995, and Version 4.0 was released in October 1997. In November 1997, we released Radia Software Manager, an Internet-based software and content management solution and in November 1998, we announced the general availability of Radia Version 2.0 as well as the Radia Application Manager. In October 1999, Radia e-wrap for Service Providers was released. In February 2000, we announced that Novadigm's e-wrap(TM) technology, the foundation for our EDM and Radia products, was expanded with new capabilities designed to leverage the Windows 2000 platform. In April 2000 we announced the Radia e-wrap for Retail suite and in December 2000 we announced the release of Radia Inventory Manager.

     We generate license revenues from licensing the rights to use our software products to end users and sublicense fees from resellers. We also generate maintenance and service revenues from providing renewable support and software update rights services (maintenance) and from consulting and training activities performed for license customers.

     During our fiscal year ended March 31, 2000, approximately 14% of our total revenues were generated through our distribution agreement with Amdahl Corporation. As of March 31, 2000, we terminated our OEM and distribution agreement with Amdahl. We do not currently expect the termination of our agreement with Amdahl to have an adverse effect on our license revenues in future periods. Amdahl customers, having licensed our products, are expected to continue to renew their maintenance agreements either directly with Amdahl or us. Some Amdahl customers have chosen to license directly with us since the termination of the OEM and distribution agreement. However, Amdahl is not renewing maintenance on unsold licenses it had prepaid and purchased with the intent to sublicense to its customers.

     Revenues from perpetual software license agreements are recognized as revenue upon shipment of the software if there are no significant post-delivery obligations, pricing is fixed and determinable, payment is due within one year and collectibility is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. We enter into reseller arrangements that typically provide for sublicense fees payable to Novadigm based on a percent of our list price. Reseller arrangements may include non-refundable payments in the form of guaranteed sublicense fees. Guaranteed sublicense fees from resellers are recognized as revenue upon shipment of the master copy of all software to which the guaranteed sublicense fees relate if there are no significant post-delivery obligations, the reseller is creditworthy and if the terms of the agreement are such that the payment obligation is not subject to price adjustment, is non-cancelable and non-refundable and due within 90 days. These guaranteed sublicense fees are applied against sublicense fees reported by the reseller in relicensing Novadigm's products to end-users. We recognized no guaranteed sublicense fees in revenue for the quarter ending December 31, 2000. At December 31, 2000, approximately 92% of all such guaranteed sublicense fees had been relicensed by our resellers to end-users.

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

     The following table presents revenue information by geographic area for the three and nine-month periods ended December 31, 2000 and 1999.

                                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                                         DECEMBER 31,          DECEMBER 31,
                                                      ------------------    ------------------
                                                       2000       1999       2000       1999
                                                      -------    -------    -------    -------
(IN THOUSANDS)
North America and all other.........................  $ 6,860    $ 7,643    $18,381    $19,845
Europe and Africa...................................    5,886      4,435     15,291     11,616
                                                      -------    -------    -------    -------
          Total.....................................  $12,746    $12,078    $33,672    $31,461
                                                      =======    =======    =======    =======

     The following table presents total asset information by geographic area at December 31, 2000 and March 31, 2000.

                                               DECEMBER 31,    MARCH 31,
                                                   2000          2000
                                               ------------    ---------
(IN THOUSANDS)
North America and all other..................    $52,438        $35,312
Europe and Africa............................      8,291          9,068
                                                 -------        -------
          Total..............................    $60,729        $44,380
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

     For the periods indicated, the following table sets forth the percentage of total revenue represented by the respective line items in our condensed consolidated statements of operations (unaudited):

                                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                                           DECEMBER 31,            DECEMBER 31,
                                                        ------------------      ------------------
                                                         2000        1999        2000        1999
                                                        ------      ------      ------      ------
REVENUES:
  Licenses............................................   65.2%       63.2%       59.7%       59.7%
  Maintenance and services............................   34.8        36.8        40.3        40.3
                                                        -----       -----       -----       -----
          Total revenues..............................  100.0       100.0       100.0       100.0
OPERATING EXPENSES:
  Cost of maintenance and services....................   17.1        11.9        17.9        12.2
  Sales and marketing.................................   51.5        48.4        54.2        48.1
  Research and development............................   17.4        12.5        19.3        14.0
  General and administrative..........................   20.4        14.0        17.8        16.5
  Amortization of intangible..........................   15.8          --        11.9          --
                                                        -----       -----       -----       -----
          Total operating expenses....................  122.2        86.8       121.1        90.8
                                                        -----       -----       -----       -----
Operating income (loss)...............................  (22.2)       13.2       (21.1)        9.2
Interest income, net..................................    3.2         2.5         3.4         2.3
Other income..........................................   17.0          --         6.4          --
                                                        -----       -----       -----       -----
Income (loss) before provision for income taxes.......   (2.0)       15.7       (11.3)       11.5
Provision for income taxes............................    0.0         0.8         0.6         0.7
                                                        -----       -----       -----       -----
Net income (loss).....................................   (2.0)%      14.9%      (11.9)%      10.8%
                                                        =====       =====       =====       =====

     Total revenues for our third fiscal quarter ended December 31, 2000 were $12.7 million compared to $12.1 million for the same quarter of the previous year, an increase of approximately $0.6 million or 6%. Revenues attributable to the direct sales channel in the quarter ended December 31, 2000 were 86% of total revenues compared to 82% of total revenues for the same quarter last year. Revenues from North America customers in the quarter ended December 31, 2000 represented 54% of total revenues compared to 63% of total revenues for the same quarter last year. Total revenues for the nine-month period ended December 31, 2000 were $33.7 million compared to $31.5 million for the same period of the previous year, an increase of approximately $2.2 million or 7%. Revenues attributable to the direct sales channel in the nine-month period ended December 31, 2000 were 83% of total revenues compared to 67% of total revenues for the same period last year. Revenues from North America customers in the nine-month period ended December 31, 2000 represented 55% of total revenues compared to 63% of total revenues for the same period last year. The increase in total revenues in the current year quarter over the same period last year is due to closing licenses with a higher average selling price this year. The increase in total revenues in the nine-month period this year over the same period last year is due to closing more license contracts, completing more billable consulting services and an increase in maintenance revenues as a result of our growing customer base.

     License revenues were $8.3 million or 65.2% of total revenues for the quarter ended December 31, 2000 compared to $7.6 million or 63.2% of total revenues for the same quarter last year. License revenues for the nine month period ended December 31, 2000 were $20.1 million or 59.7% of total revenues compared to $18.8 million or 59.7% of total revenues for the same period last year. The increase in license revenues for the quarter ended December 31, 2000 is primarily attributable to closing contracts at a higher average price. The increase in license revenue for the nine-month period ended December 31, 2000 is primarily due to closing more contracts this year.

     Maintenance and service revenues were $4.4 million or 34.8% of total revenues for the quarter ended December 31, 2000 compared to $4.4 million or 36.8% of total revenues for the comparable quarter last year. Maintenance and service revenues for the nine-month period ended December 31, 2000 were $13.6 million or 40.3% of total revenues compared to $12.7 million or 40.3% of total revenues for the comparable period last year. The increase in maintenance and service revenues for the quarter and nine month periods ended December 31, 2000, is due primarily to the increased demand for our consulting and training services associated with a growing customer base. Maintenance revenues have grown modestly in the three-month and nine-month periods ended December 31, 2000 this year compared to the same periods respectively last year due primarily to the termination of the OEM and distribution agreement with Amdahl on March 31, 2000.

     Cost of maintenance and services includes the direct costs of customer support and update rights, and the direct and indirect costs of providing training, maintenance and technical support and consulting services to our customers. Cost of maintenance and services consist primarily of payroll, related benefits, and travel for field engineers and support personnel, other related overhead and third-party consulting fees. Cost of maintenance and services were $2.2 million or 49% of maintenance and service revenues for the quarter ended December 31, 2000 compared to $1.4 million or 32% of maintenance and service revenues for the quarter ended December 31, 1999. Cost of maintenance and services for the nine-month period ended December 31, 2000 was $6.0 million or 44% of maintenance and service revenues compared to $3.8 million or 30% of maintenance and service revenues for the same period last year. The higher cost of maintenance and services in the quarter and nine month periods ended December 31, 2000, as compared to the same periods of the prior year, was primarily due to an increase in personnel to handle the projected revenue growth and the increased utilization of third party consulting firms. We expect the cost of maintenance and services to increase in future quarters to support the growing demand for our maintenance, consulting and training services as well as to enable partners to implement projects for our customers.

     Sales and marketing expenses consist primarily of salaries, related benefits, commissions, travel, consultant fees, and other costs associated with our sales and marketing efforts. Sales and marketing expenses for the quarter ended December 31, 2000 were $6.6 million or 51.5% of total revenues as compared to $5.8 million or 48.4% of total revenues for the same period last year. Sales and marketing expenses for the nine-month period ended December 31, 2000 were $18.3 million or 54.2% of total revenues as compared to $15.1 million or 48.1% of total revenues for the same period last year. The increase in the quarter and the nine month periods this year as compared to the same periods last year was primarily due to increased staffing levels as well as higher compensation costs resulting from higher reported revenues in the quarter and nine month periods. We expect sales and marketing expenses to increase in future periods to support the alliance agreement with Hewlett-Packard Company as well as our growth plans.

     Research and development expenses consist primarily of salaries, related benefits, consultant fees and other costs associated with our research and development efforts. Research and development expenses were $2.2 million or 17.4% of total revenues for the quarter ended December 31, 2000 compared to $1.5 million or 12.5% of total revenues for the same period last year. Research and development expenses for the nine-month periods ended December 31, 2000 and December 31, 1999 were $6.5 million or 19.3% of total revenues and $4.4 million or 14.0% of total revenues, respectively. The higher costs in the quarter and nine month periods were due to an increase in personnel to handle the further development of our products to operate on additional platforms. Though we anticipate that we will continue to invest resources to further enhance and develop our products we do not anticipate significant growth in research and development expense in the remainder of the fiscal year.

     General and administrative expenses consist primarily of salaries, related benefits, travel and fees for professional services such as legal, consulting and accounting. General and administrative expenses were $2.6 million or 20.4% of total revenues for the quarter ended December 31, 2000 compared to $1.7 million or 14.0% of total revenues for the same period last year. General and administrative expenses for the nine-month period ended December 31, 2000 were $6.0 million or 17.8% of total revenues compared to $5.2 million or 16.5% of total revenues for the same period of last year. The increase in general and administrative expenses in the quarter and nine month periods this year as compared to last year is primarily due to higher legal fees associated with the settlement of our patent infringement litigation. We expect general and administrative expenses to decrease in the fourth fiscal quarter due to the completion of the trial for the defense of our patent and in future quarters to increase as we build corporate infrastructure.

     Interest income, net is comprised primarily of interest income earned on our cash, cash equivalents and marketable securities adjusted for interest expense, net foreign exchange gain (loss) and other financing expenses. Net interest income was $409,000 and $1,160,000 for the quarter and nine month periods ended December 31, 2000, respectively, compared to $309,000 and $741,000 for the same periods of last year, respectively. Interest income increased for the quarter and nine month periods ended December 31, 2000 due primarily to higher average balances of cash, cash equivalents and marketable securities.

     Other income includes $2.2 million in connection with the settlement of the infringement litigation with Marimba, Inc.

     Provision for income taxes is primarily for federal, state and foreign income taxes. For the quarter ended December 31, 2000 the provision is approximately $27,000 compared to $102,000 in the same quarter last year. For the nine month period ended December 31, 2000, the provision was approximately $203,000 compared to $225,000 for the same nine month period of last year. The decrease in the current year quarter as compared to the same quarter last year is due to reporting a loss in the current year quarter as compared to income in the same quarter last year. The increase for the nine month period ended December 31, 2000 as compared to the same period last year is due to reporting income in one of our European subsidiary's partially offset by the net losses generated in the United States.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations for the nine month period ended December 31, 2000 was $1.1 million compared to cash provided by operations of $234 thousand for the same period last year. The increase in cash provided by operations of approximately $0.9 million for the nine month period ended December 31, 2000 compared to the same period last year was primarily due to a smaller increase in the accounts receivable balance since the beginning of each fiscal year, respectively; higher amortization expense in the current year compared to the same period last year; and partially offset by a net loss in the current year compared to a net income for the same period last year.

     As of December 31, 2000, we had working capital of $31.5 million including $28.6 million of cash, cash equivalents and short-term marketable securities. Through September 30, 2000, we had a revolving line of credit that permitted unsecured borrowings up to $1.0 million. The line of credit has expired and was not renewed.

     Property and equipment expenditures were $299,000 and $580,000 for the quarter and nine month periods ended December 31, 2000, respectively. We had no material commitments to purchase property and equipment at December 31, 2000 and we expect to purchase property and equipment throughout the remainder of the fiscal year at a rate consistent with the prior fiscal year.

     In October 2000, we announced our intention to repurchase up to 500,000 of our outstanding common shares. During the quarter ended December 31, 2000, $933,000 was expended to repurchase 101,000 common shares. We expect to purchase additional shares of our common stock throughout the remainder of the fiscal year.

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

     Competition. Competition in the software and content management market is diverse and rapidly changing. While a variety of vendors have offered some form of ESD, Internet Services Management ("ISM") or similar solutions with their offerings, our current and prospective closest competitors today fall into four categories:

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

     Risks Related to International Revenues. In fiscal 2000, approximately 41% of Novadigm's net revenues were derived from its international operations. In the nine months ended December 31, 2000, 45% of our revenue was derived from international operations. International revenues are a significant percentage of Novadigm's revenues and we plan to continue to develop international sales, primarily through our European operations. Our operations and financial results could be significantly affected by factors associated with international operations, such as changes in foreign currency exchange rates, uncertainties relative to regional economic circumstances, longer payment cycles, greater difficulty in accounts receivable collection, changes in regulatory requirements and product localization requirements, as well as by other factors associated with international activities.

     Customer Concentration. During fiscal 2000 one customer, Amdahl, accounted for approximately 14% of total revenues. In the three and nine month periods ended December 31, 2000, no client accounted for more than 10% of total revenues. In June 1995, Novadigm entered into a seven-year, non-exclusive OEM and distribution agreement with Amdahl. Under the agreement, Amdahl may sublicense EDM throughout the world as part of its bundled solution and sublicense EDM stand-alone to a limited worldwide market. Novadigm agreed to provide limited technical support and training. The agreement required Amdahl to pay Novadigm a minimum royalty of $8 million in fiscal 1996; and $4 million in each of fiscal 1997 and fiscal 1998. The agreement was amended in March 1997, instead requiring Amdahl to pay $2 million in minimum royalties in each of fiscal 1997 and fiscal 1998; and minimum royalties of $3 million in each of fiscal 1999 and fiscal 2000. In the event of a change of control of Novadigm, the amended agreement allows Amdahl the right to terminate the agreement and recover unused guaranteed sublicense fees at the time of termination to the extent they were also outstanding on March 31, 1997. Amdahl renewed the agreement for fiscal 2000. Amdahl failed to meet the minimum royalty commitment for fiscal 2000 and we terminated the agreement effective March 31, 2000. We do not currently believe the termination of the OEM and distribution agreement with Amdahl will result in a material decline in license revenues. We do not expect Amdahl to renew maintenance on the unsold prepaid licenses it bought to relicense to its customers.

     Dependence on Proprietary Technology; Risks of Infringement. Our success will be heavily dependent upon proprietary technology. We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which provide only limited protection. Despite these precautions taken by us, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that either regards as proprietary. In particular, we may provide our respective licensees with access to our proprietary information underlying its licensed applications. There can be no assurance that such means of protecting their proprietary rights will be adequate or that their competitors will not independently develop similar or superior technology. Policing unauthorized use of software is difficult and, while we are able to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the proprietary rights of Novadigm to the same extent as do the laws of the United States. Litigation may be necessary in the future to enforce their intellectual property rights, to protect trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the business, results of operations, and financial condition of any or all of Novadigm.

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

     Retention of Executives and Key Employees. Our future success depends upon the contributions of our executives and key employees. The inability to attract and retain executives and certain key employees in research and development and sales and marketing could have a significant adverse effect on our ability to develop new products and versions of our products and market and sell our products in the marketplace. The loss of the services of one or more of our executives or key employees could have a material adverse effect on our operating results. Our future success will depend in large part upon our ability to attract and retain additional highly skilled personnel. We are presently searching for a number of senior management positions including President/Chief Operating Officer. We may not be successful in attracting qualified candidates. The inability to recruit and retain a President and other senior managers will adversely effect the future success of Novadigm.

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

     The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Though these currencies have been relatively stable against the U.S. dollar for the past several years, they have generally devalued against the U.S. dollar throughout 2000. Foreign currency fluctuations have not had a material impact historically on our revenues or results of operations. Currently, we have operations in the United Kingdom, France and Germany and conduct transactions in the local currency of each location. Although we currently derive no material revenues from highly inflationary economies, we are expanding our presence in international markets outside Europe, including the Pacific Rim and Latin America, where currencies have tended to fluctuate more relative to the U.S. dollar. There can be no assurance that we will be able to develop effective hedging programs in the event of material devaluation of European currencies relative to the U.S. dollar. Continued devaluation of these currencies may have a material adverse effect on our business, operating results, revenues and financial condition. To date, the impact of fluctuations in these currencies resulted in transaction losses of $490 thousand for the nine-month period ended December 31, 2000.

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

     At December 31, 2000, our cash and cash equivalents consisted primarily of demand deposits and money market funds held by large institutions in the U.S., and our short-term investments were invested in corporate debt maturing in less than 90 days.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On March 3, 1997, we filed a complaint alleging infringement of Patent No. 5,581,764 by the "Castanet" electronic software distribution product sold by Marimba, Inc. ("Marimba"). On July 30, 1999, Marimba filed a complaint alleging that unspecified Novadigm products infringed Marimba's U.S. Patent No. 5,919,247. On November 10, 2000, Novadigm and Marimba signed a memorandum of understanding settling their pending patent disputes, and each company has agreed to dismiss their patent infringement lawsuit against the other party.

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     10.20 Acknowledgement and Consent to Assignment

     10.21 Assignment of Lease and Sublease Agreement

(b) Reports

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 14, 2001                  NOVADIGM, INC.

                                          By:      /s/ WALLACE D. RUIZ

                                            ------------------------------------
                                                      Wallace D. Ruiz
                                              Vice President & Chief Financial
                                                           Officer
                                               (principal financial and chief
                                                    accounting officer)

                                 EXHIBIT INDEX

     10.20 Acknowledgement and Consent to Assignment

     10.21 Assignment of Lease and Sublease Agreement