Form 10-K405
period 2001-03-31
NOVADIGM INC
filed 2001-06-27
CIK 888358

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

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

                                    0-26156
                            (COMMISSION FILE NUMBER)

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

                                 (201) 512-1000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $.001 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on June 1, 2001, as reported on Nasdaq National Market was approximately $154,912,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliates status is not necessarily a conclusive determination for other purposes.

     On June 1, 2001, there were 20,276,635 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the Annual Meeting of Stockholders which is scheduled to be held September 14, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   13
Item 3.   Legal Proceedings...........................................   13
Item 4.   Submission of Matters to a Vote of Securities Holders.......   13

                                  PART II

Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters.........................................   14
Item 6.   Selected Financial Data.....................................   15
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   16
Item 8.   Financial Statements and Supplementary Data.................   25
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   25

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........   26
Item 11.  Executive Compensation......................................   26
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   26
Item 13.  Certain Relationships and Related Transactions..............   26

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   27

SIGNATURES............................................................   29

POWER OF ATTORNEY.....................................................   30

     Among the marks owned by Novadigm, Inc., "Novadigm," "Novadigm Enterprise Desktop Manager" and "Radia" are registered trademarks, and "Enterprise Desktop Manager," "EDM: Manager," "EDM: Administrator," "EDM: Server," "EDM: Client," and "e-wrap" are trademarks. This filing also includes trademarks of companies other than those of Novadigm, Inc.

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among others, statements concerning our future operations, financial condition and prospects, and our business strategies. The words "Believe", "Anticipate", "Expect", "Intend", "Future", and other similar expressions generally identify forward-looking statements. These forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, or results of operations to differ materially from historical results or currently anticipated results. Investors should carefully review the information contained under the caption "Business Risks" in "Managements Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in, or incorporated in, this report.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Novadigm(R), Inc. ("Novadigm" or the "Company") designs, develops and markets software that automates the management of digital assets for enterprise information technology ("IT") organizations, service providers, outsourcers and software content providers. Novadigm's solutions enable organizations to expand service offerings and generate new revenue streams by speeding deployment and automating the management of software-enabled services for employees, partners and customers, while at the same time reducing management costs and ensuring customer satisfaction.

     Our solutions enable enterprises to manage the discovery, deployment, configuration, repair, update and removal of digital assets -- software and content -- on computing devices such as servers, desktops, laptops, handhelds, ATMs, point-of-sale terminals and Internet kiosks. By automating the management of digital assets, our customers can provide their employees, partners, and customers with software-enabled services quickly and reliably at reduced costs. Novadigm's suite of integrated products, built with our proprietary e-wrap(TM) technology, work seamlessly together as the only end-to-end solution that can efficiently, reliably and scalably manage the full range of today's software and content, running on a wide range of computing devices, personalized for individual users, across virtually any network.

     Our customers include Global 1000 companies, government agencies, large independent software vendors and service providers around the world. We have customers in a wide variety of industry sectors such as: aerospace, automotive, banking, computers, consumer products, e-commerce, education, electronics, energy, engineering-construction, entertainment, financial services, government, healthcare, insurance, manufacturing, news-media, pharmaceutical, professional services, retail, telecommunications, transportation, utilities and the emerging service providers segment.

     Among our customers are industry leaders such as, 7-Eleven Inc., IntesaBci, Belastingdienst Automaliserings (Dutch tax authority), British Telecommunications plc., Commerce One, The Gap, Inc., Inland Revenue Service (UK tax authority), Lockheed Martin Corporation, Motorola, Inc., Northwest Airlines Corporation, Phillips Petroleum Company, The Prudential Insurance Company of America, Raytheon Company, Reuters Limited, Safeway, Inc., Schlumberger Oilfield Services, Siemens AG, Telstra Corporation, U.S. Postal Service, Wells Fargo Bank and Yasuda Fire and Marine.

     Novadigm's products utilize our e-wrap technology with its unique desired-state process to automate the deployment and management of software and content across complex environments -- ensuring that the right software components are always available to the right users at the right time, without requiring administrative or user intervention. E-wrap technology's patented fractional differencing technique deploys only the minimal software and content items necessary for updates and corrections, minimizing network impact and speeding delivery. In addition, e-wrap technology utilizes a dynamic, policy-driven management approach, which leverages enterprise directory services and databases to govern the provisioning and ongoing management of software and content.

     With Novadigm's e-wrap technology, IT professionals, software vendors and service providers can manage digital assets with policy-based capabilities that enable automated management of individual applications or entire portfolios of software and content throughout the extended supply chain of publishers, service providers, enterprise IT and users or subscribers.

BACKGROUND

     Our target market includes large and medium-size enterprises, government organizations and service providers facing the challenges of offering software-enabled services, while reducing costs and maintaining high availability and reliability of digital assets on thousands to hundreds-of-thousands of computing devices, across heterogeneous environments and networks.

     Novadigm's automated software and content management solutions serve a number of related and overlapping markets that the continuing extension of the enterprise is drawing together. These markets incorporate numerous user communities, including corporate employees, remote/mobile users, as well as customers, partners, suppliers and consumers beyond the corporate firewall.

     Industry analysts present one view of our market, commonly characterized as Electronic Software Distribution ("ESD"), a large segment of the systems management marketplace that arose in the early 1990's. The ESD market as a whole is expected by International Data Corporation ("IDC") to grow from $1.95 billion in 1999 to approximately $4.89 billion by the year 2004.

     ESD is generally used to describe a broad class of software tools that attempt to meet one or more of the business requirements to deploy infrastructure, business applications and personal productivity software within the enterprise and across the Internet. In the Internet space, emerging market segments, which are often categorized within ESD, include Internet Application Management and the Internet Services Management ("ISM") market.

     ESD includes a wide range of technology solutions that focus on one or more types of software or content (such as operating systems, productivity tools, business-critical software, graphical documents, etc.), one or more kinds of wired or wireless networks, and one or more audiences (such as in-house employees, remote/ mobile workers, Internet users, trading partners, etc.). As semi-automated tools based on older technologies, most ESD products are low-powered, platform-specific, specialized for a certain type of software or user environment, limited in scalability, and typically enforce standardization at the expense of user personalization. These approaches are often labor-intensive, error-prone and non-replicable (i.e., any changes in software, user configuration or environment require a great deal of manual rework). As a result, they cannot be scaled across large implementations, cannot deliver the application deployment speed required in the current world of e-business, exact high implementation and operational costs, and, at enterprise scale, suffer a significant failure rate -- pegged at 75% by Gartner Inc., a leading IT analyst firm, for enterprise management frameworks. What limits these solutions competitively is the degree of usability, flexibility, level of automation, scalability, and reliability which they provide, and the range of software and content, computing devices, and environments that they can effectively manage.

     Novadigm's solution is more comprehensive than ESD products -- the metrics (based on today's ESD functions) used to characterize the market opportunity for ESD do not fully encompass Novadigm's end-to-end management capabilities, and thereby understate the opportunity for us. Novadigm's market opportunity is much larger than the opportunity defined by the ESD market today.

     Another way to view our market opportunity is to consider the number of computing devices such as servers, laptops, desktops, handhelds, ATMs, point-of-sale terminals, Internet kiosks and other specialized computing devices owned and serviced by enterprises and government agencies. According to IDC, a provider of technology industry analysis and market data, the total number of shipments of PCs, laptops and servers from 1998 through 2004 is projected to be 848 million, 223 million and 30 million respectively; and the total number of handhelds shipped from 2000 through 2004 is projected to be 107 million units, for a total of 1.2 billion units. These computing devices are made operational by digital assets -- operating systems, applications and content -- that make it possible for them to function as useful tools for the end-user. The cost of managing these devices creates a huge market opportunity for Novadigm. For example, if the cost to manage each device were as little as $200 per year, the total cost to the organizations deploying these devices would exceed $240 billion. Novadigm solutions cost effectively ensure that all the digital assets that reside on all these computing devices are maintained in their desired state according to policies governing users and devices, thereby resulting in high reliability and availability on any scale.

     Demand for Novadigm's solutions is also fueled by two major industry trends:

          Internet transformation. One of the key changes underway in the enterprise is its transformation from a firewall-enclosed environment into an extended enterprise that is reaching out to a rapidly growing population of remote/mobile users as well as partners and customers via the Internet. Enterprises and government agencies are providing new "e-services" requiring the provisioning of applications and content as part of new software-enabled services for internal and external customers.

          Enterprise technology evolution. The ongoing evolution and adoption of information technologies within the enterprise such as new operating system platforms, directory technologies, business applications and intranets, present significant management challenges. For example, migrations to the Windows 2000 platform includes a complete and continuous rollout of operating system and service packs, systems management and application packaging tools, directory server software, as well as new applications and upgrades from software providers.

Because business and technology transformations must proceed in carefully managed steps, and given the complexity of the IT and software environments of most enterprises with their heavy investments in existing technologies, Novadigm believes that automated software and content management solutions that can provide an evolutionary bridge from existing to emerging technologies are a critical competitive factor in today's software-intensive enterprises.

THE NOVADIGM SOLUTION

     We provide a unique set of software and content management solutions. We believe our e-wrap technology solutions meet the need for end-user personalization of each user or computing device, particularly in the midst of large-scale, synchronized deployments across enterprises and the Internet. The following highlights the distinctive capabilities of Novadigm's e-wrap technology solutions:

     - Automation of the discovery, targeting deployment, configuration, updating, repair and removal of the full range of today's software and content, including shrink-wrapped and custom-built applications written in any language or composed of any type of distributed component, virus protection files, operating systems, registry keys, icons, embedded links, digital information, graphics, and full motion video

     - Across virtually any kind of network using a variety of protocols, including existing enterprise LANs, WANs, VANs, intranets, extranets and the Internet, as well as wireless networks and utilizing a variety of authentication and security techniques

     - To the widest range of enterprise computing devices, including PCs, UNIX workstations, Apple Macintosh's and mobile devices; file, application and Web servers; ATMs, point-of-sale terminals and Internet kiosks.

     We believe that Novadigm's technology meets the requirement of today's extended enterprises for solutions that automate the end-to-end process of managing software and content across large-scale networks. We believe that our customer implementations have proven our solutions to be cost-effective, scalable to hundreds of thousands of users, able to reliably deploy software and content, and highly adaptable to each customer's applications, user audiences and computing platforms. We also believe that our policy-driven solutions support the dynamic and rapidly changing requirements of the business.

     In addition, we believe that Novadigm solutions meet the requirements of enterprises transforming to new business models such as offering financial services to customers over the web, or migrating corporate infrastructures servicing internal employees to new operating platforms such as Microsoft Windows 2000. Our solutions provide the capability for customers to manage existing infrastructure and applications, while implementing new technologies, thereby facilitiating a smooth transition of IT infrastructure that is transparent to the user community.

TECHNOLOGY

     Our products -- Enterprise Desktop Manager (EDM)(TM) and the Radia(R) suite of products -- share a common e-wrap technology architecture and desired-state automation approach, that automatically determines which software and content components are required for each individual user at the time of a configuration update.

     The following are key attributes of Novadigm's e-wrap technology:

          Desired-State Automation. Novadigm's desired-state approach discovers the "actual state" of each corporate user's, workgroup's, department's, or Internet-based consumer's software, configurations and content and compares this in real-time with its "desired state." If there is a difference between the two, Novadigm's differencing technology automatically determines the precise component-level changes that are required and sends only those changes to the user's computer. Using this approach, we believe that components are deployed and updated significantly faster, more efficiently, and with higher levels of reliability, adaptability and scalability than conventional non-desired-state ESD products.

          Adaptive Configuration Management. Novadigm's e-wrap technology can automatically configure software packages and content for highly personalized user environments and install them as dictated by administrative policies or user preferences. As program versions, user environments and preferences change, the affected user's actual-state is automatically differenced and reconfigured to correspond to the desired-state of operation, thus eliminating the need for manual user or administrator involvement.

          Policy-Based Management. Novadigm's products use policy-based access models to allow IT administrators to efficiently and concisely define entitlements controlling the deployment of software to authorized users or subscribers. For example, within the enterprise, an IT administrator may implement a policy permitting access to certain financial databases only to a selected workgroup within an organization's finance department. In an e-commerce environment, subscribers would be automatically provided with software and content based on their entitlement in the customer database, without any additional activity required by an administrator. Subsequent changes to policies and entitlements cause software and content to be automatically installed, changed or de-installed for all affected users, again without any administrator intervention. This seamless integration between changing entitlements and automated provisioning is essential to meeting the personalized needs of subscribers in large-scale enterprise and e-business environments.

          Bandwidth Optimization. E-wrap technology optimizes the use of network resources through comprehensive bandwidth management capabilities, which include multicasting, bandwidth throttling, configuration and component differencing, compression, and distributed caching. Novadigm's differencing processes calculate the precise changes needed to bring the software or content into its desired-state, assuring a minimum of network traffic and wait-time for bandwidth-constrained networks. Novadigm's distributed object infrastructure allows components to be "cached" at multiple locations and automatically provided to a user as needed, transparently and efficiently, using a combination of network protocols and offline media simultaneously to further optimize network performance.

          Rapid Deployment and Ease of Use. In addition to the shared architecture of Novadigm's product suite, the flexible nature of its distributed object technology, and the ease of defining desired state, e-wrap technology includes a variety of capabilities to ensure rapid deployment of complete software and content management solutions. Once installed, Novadigm's solutions can be operated by a very small team of administrators to rapidly deploy and automatically manage large numbers of software and content.

     Novadigm believes that its e-wrap technology and products establish a new standard for software and content management, and provide its customers with the most effective means for managing the next generation of e-business applications and digital content, over both enterprise networks and the Internet.

Novadigm's unique technology completely automates the deployment and ongoing change management requirements of distributed software and content, ensures the necessary scalability to support the high and growing numbers of computing devices, and significantly reduces costs by eliminating manual installation and administration. We believe that these advancements result in faster deployments, lower total cost of ownership (TCO), and higher levels of personalization, reliability, scalability, and auditability -- key competitive factors for enterprises today and into the future.

ARCHITECTURE

     Novadigm's e-wrap technology provides the entire Novadigm product suite with a shared set of foundation components, which are installed in varying combinations in customer and provider networks. These components consist of:

          Management Servers. Server-based components containing a distributed multi-domain object repository that synchronizes distributed objects -- application components, computer configurations, policy relationships -- across the network. This repository is configured with a variety of automated and graphical tools to include the packages, policies and configuration requirements necessary to automatically manage the transfer of objects to and from other Novadigm-managed servers and client computers. Multiple management servers may be deployed in "n-tier" configurations across enterprise and Internet networks as desired to support large numbers of users and large volumes of software and content, to optimize limited network connections, and to allow for distributed administration.

          Managed Clients. Lightweight components resident on managed computers that communicate with Novadigm's management servers to identify, obtain, install, repair and delete software or content. Operating as an extension of standard PC or Internet operating environments, the managed client automatically discovers current managed computer contents and synchronizes application versions with new or updated configurations residing on the management server.

          Administrators. Components resident on the administrator's desktop used to manage the object-repository and the engine. The administrator component contains a variety of graphical tools and utility programs used by customer administrators and technical staff to publish software and content components, specify policies and entitlements for users and control the overall operation of the management servers and managed client components.

     These foundation components can be distributed across a variety of computing platforms:

                COMPONENT                                  PLATFORMS
                ---------                                  ---------
Management Servers.......................  Windows 2000, Windows NT, AIX, HP-UX,
                                           MVS, Solaris, Novell, OS/2, Linux
Managed Clients..........................  Windows 2000, Windows (3.1, 95, 98, NT),
                                           OS/2, AIX, HP-UX, Solaris, Novell,
                                           Macintosh, NCR/GIS, SGI Irix, SCO, Linux

     Communication between components is supported through a variety of protocols, including TCP/IP, HTTP, SNA, IPX, and NetBIOS.

INTEGRATION

     Another key capability of our e-wrap technology is that it can be easily extended by us, our customers, and partners, without programming, to manage any customer-defined or industry-standard software component (including C, C++, Visual Basic, Java, ActiveX, CORBA, Component object model, and JavaScript) or content format (such as registry directory, Hypertext mark-up language, extensible mark-up language, multi-media, full motion video and animation). The benefit of this approach is that it enables Novadigm and its customers and partners to quickly deploy emerging technologies and manage rapidly proliferating kinds of software and content across diverse and evolving platforms.

     Specialized Adapters offer Novadigm product integration capability with third party products without requiring special application programming interfaces or third party vendor coding. We currently provide a variety of Adapters including:

          Network/Systems Management Frameworks. Novadigm's software and content management capabilities are integrated directly with the event, security and performance management environments of Hewlett-Packard Company's ("Hewlett-Packard") HP OpenView, International Business Machines Corporation ("IBM")/Tivoli Systems Tivoli Management Framework and the Tivoli Enterprise Console and Computer Associates International, Inc.'s ("Computer Associates") CA Unicenter.

          Security and Policy/Entitlement. Novadigm's policy management environment integrates with lightweight directory access protocol ("LDAP")-based directory servers, such as Microsoft Active Directory, Novell Inc.'s ("Novell") NDS and other vendor LDAP servers, as well as with Microsoft NT Domain Manager, Computer Associates ACF2 and Top Secret, and Oracle Corporation ("Oracle"), Sybase, Inc. ("Sybase") and Microsoft SQL-based databases, to enable single source points of control for user authentication, access policies and subscriber entitlement.

          Problem/Help Desk Management. Novadigm's dynamic desktop configuration management facilities are integrated with problem management environments such as Remedy Corporation's AR System to integrate problem tracking and inventory discovery data.

          Custom-Built Application Management. Configuration management models for custom software developed in-house using Rational Software Corporation's ClearCase and Merant plc.'s PVCS are integrated directly into the distribution process, enabling changes in all phases of application development to be synchronized with deployment across pilot groups and throughout the entire enterprise once development is complete.

PRODUCTS

          Novadigm products, built upon Novadigm's core e-wrap technology foundation, consist of:

          RADIA APPLICATION MANAGER -- A solution enabling enterprise and Internet application providers to deploy self-managing software to subscribers (employees, affiliates, partners and customers) over intranets, extranets and the Internet without subscriber or administrator involvement. Providers can select, install/deinstall and update their software and content automatically on a scheduled or just-in-time basis transparently to subscribers.

          RADIA SOFTWARE MANAGER -- A solution enabling self-service software and content management for knowledge workers within the extended enterprise, as well as to subscribers selecting software and content from Internet-based providers. Subscribers can select, install/deinstall and update their own elective software and content automatically or on-demand without provider involvement.

          RADIA INVENTORY MANAGER -- A policy-driven, digital asset discovery and reporting tool that automatically gathers information about software and hardware configurations in the field and consolidates the results into Web-based reports. Radia Inventory Manager increases manageability of enterprise digital assets by maintaining current inventory information collected automatically across LAN, Internet and dial-up links.

          ENTERPRISE DESKTOP MANAGER -- A solution which enables IT organizations to centrally manage infrastructure, productivity and application software and content within enterprise WAN and LAN networks and across dialup/remote connections.

          RADIA FOR SERVICE PROVIDERS -- A solution enabling enterprise IT providers and Internet management and application service providers (ISPs, MSPs, ASPs) to deploy self-managing software to subscribers over intranets, extranets and the Internet without subscriber or administrator involvement. This solution expands the infrastructure options available to providers from a simple two-tier model, in which software is hosted on the service provider web server and accessed by thin client browsers, to flexible, multi-tier infrastructures in which provider-managed components can be hosted anywhere from the service provider site to the subscriber desktop.

          RADIA FOR RETAIL -- A solution enabling retailers to manage software, applications and data across all points of distributed retail operations--from corporate desktops to remote in-store servers and POS terminals to Internet kiosks.

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

     We have announced our intention to deliver additional Radia products. We expect to release the Radia products, which are currently in various stages of customer testing, in the near future.

     Our future success will depend in large part on our ability to develop and introduce new products that keep pace with technological developments, achieve market acceptance and respond to constantly evolving customer requirements. Any failure by us to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness and could materially and adversely affect our operating results. There can be no assurance that any of the new products we plan to introduce will in fact be completed, or completed on time, or ultimately brought to market, or if brought to market, gain market acceptance.

CUSTOMERS AND APPLICATIONS

     Our principal customers include enterprises and organizations with widely deployed and heterogeneous networks. As of March 31, 2001, Novadigm's products had been licensed directly by us or through distributors to approximately 400 customers worldwide.

     These customers are medium to large enterprises or government agencies that need to inventory, deploy and manage digital assets (software, applications and multimedia content) in widely distributed, heterogeneous IT environments, with a large population of computing devices (connected desktops, mobile laptops, servers, handhelds, ATMs, point-of-sale terminals, Internet kiosks and other specialized industry devices). These customers require proven solutions that can address scale, speed, reliability, complexity, and ever-changing business, user or software configurations.

     Customers include 7-Eleven, Inc., AGF Informatique, Ameren Services, Inc., IntesaBci, Bass Hotels & Resorts, Inc., British Columbia Hydro and Power Authority, Bechtel Group, Inc., Belastingdienst Automaliserings (Dutch tax authority), The Boeing Company, British Telecommunications plc., Brookhaven National Laboratory, California Department of Transportation, Cap Gemini UK plc., Circuit City Stores, Commerce One, Credit Lyonnais, Dai-ichi Kangyo Bank, Deloitte & Touche, dvg Hannover, Electronic Data Systems Corporation ("EDS"), ESPN, Inc., GEICO, Group Health Cooperative of Puget Sound, Fluor Corporation, The Gap, Inc., Hewlett-Packard Company, Inland Revenue Service (UK tax authority), J.B. Hunt Transportation Services, Kaiser Permanente, KeyBank National Association, KeySpan Corporation, Lam Research Corporation, Lawrence Livermore National Laboratory, Lockheed Martin Corporation, Longs Drug Stores Corporation, Macromedia, Inc., Matsushita Electric Industrial Co., Ltd., MCI WorldCom, Metropolitan Life Insurance Company, Molex Incorporated, Motorola, Inc., Nationwide Mutual Insurance Company, NBA Properties, Inc. (the National Basketball Association), Nissho Iwai, Northwest Airlines Corporation, Norwich Union Group Services, Ltd., Owens-Illinois Inc., Phillips Petroleum Company, PNC Bank National Association, PPG Industries, Inc., Progressive Casualty Insurance Company, Prudential Assurance, The Prudential Insurance Company of America, Raytheon Company, Reuters Limited, The Reynolds & Reynolds

Company, Royal & Sun Alliance Insurance Group, Safeway, Inc., Schlumberger Oilfield Services, Siemens AG, The St. Paul Companies, Sybase, Inc., Telstra Corporation, U.S. Postal Service, Vodafone AirTouch, plc., Wells Fargo & Company, Yasuda Fire and Marine and Zurich Financial Services.

     Novadigm's products manage a broad range of software and content for its customers, including e-business/e-commerce applications from BroadVision, Inc. and Commerce One; business critical applications such as enterprise resource planning (ERP) software from SAP AG, Oracle, and PeopleSoft, Inc. and sales force automation software from companies such as Siebel Systems, Inc.; digital content found on new e-commerce terminals such as ATMs, Internet kiosks and POS terminals including full motion video and animation; personal productivity tools, browsers, virus checkers and utilities such as those from Microsoft, Netscape Communications Corp., Lotus Development Corporation, Network Associates, Inc. and Symantec Corporation; and just-in-time applications including applets, supply chain systems, and e-commerce sales interfaces for Web-based consumers. Our customers also use Novadigm's products to upgrade operating systems and/or migrate to new operating systems such as Microsoft Windows 2000, as well as to deploy patches to help ensure existing software is virus inoculated.

     During fiscal 2001, we had one customer which accounted for over 10% of the total revenues. EDS a leading global services company, accounted for approximately 12% of total revenues for fiscal 2001.

THE NOVADIGM STRATEGY

     Novadigm's objective is to expand its position as a leading provider of automated software and content management solutions for the extended enterprise. Key components of our strategy include:

          Maintaining Technology Leadership. Novadigm believes that its unique e-wrap technology with desired-state management and patented fractional differencing technologies together with its integrated product set and broad platform coverage distinguish its solutions from those of other vendors. We will continue to develop enhancements to existing products as well as new products that are responsive to the software and content management needs of the marketplace, thereby extending our coverage, market reach and business opportunities.

          Increasing Market Share. Novadigm's current customer base is comprised of approximately 400 public and private sector customers around the world. Our strategy is to continue to increase our customer base and market share by exploiting our competitive technology strengths, continuing to expand our sales and marketing channels in the mid-sized and large enterprise marketplace, and developing additional selling channels and partnerships where appropriate.

          Expanding Customer Relationships. Novadigm believes that its value in meeting the needs of its growing customer base, together with the broad range of software and content management capabilities in its integrated product line, positions it to be a provider of strategic solutions to its customers as they extend their enterprise infrastructures to include Internet-based applications and services. Novadigm's strategy is to expand its relationships and licenses with existing customers by providing additional product solutions, which facilitate rapid deployment of new e-business infrastructures and applications.

SALES, MARKETING AND CHANNELS

     Novadigm markets its software and services through its direct sales force and indirect channels comprised of value added resellers ("VARs"), systems integrators, outsourcers and distributors, in North America, Europe, the Pacific Rim, South America, Middle East and Africa. Novadigm's sales activities in the America's and the Pacific Rim, consisting of Australia and Asia ("AAA"), are managed from our offices in Mahwah, New Jersey, Emeryville, California, and Chicago, Illinois; and sales activities for Europe, the Middle East and Africa ("EMEA") are managed from Novadigm's centers located near Paris, France, London, England, and Munich, Germany. For fiscal 2001, revenues from direct and indirect sales accounted for 86% and 14%, respectively, of total revenues, and revenues from North America and rest-of-world sales accounted for 54% and 46%, respectively, of total revenues.

     Novadigm's direct sales activities have emphasized improvements in identifying and generating qualified prospective customer leads at the beginning phase of the sales cycle through concentrating on direct marketing and teleprospecting activities. The leads generated from the telemarketing process are given to our sales organization, which is divided into specialized teams of pre-sales specialists, account managers and post-sales service consultants that work together to provide an integrated selling approach to the customer. Our indirect channels are based on business arrangements with VARs, systems integrators, outsourcers and distributors which are selected and trained by us to provide marketing, sales, post-sale support and services for our products. We also maintain a network of service providers worldwide who offer our customers complementary services to accelerate their implementations. These business arrangements are also useful to Novadigm in identifying product enhancements and developments that are responsive to customer and market requirements. We believe that we have been successful in minimizing marketing conflicts between our direct and indirect sales channels.

     Novadigm to date has concentrated on establishing a market for its products in North America, Europe, Middle East, Australia, Japan, South Africa and South America. Novadigm's marketing activities are designed to build market awareness and generate qualified leads and to supply sales channels with positioning, presentation materials, and product collateral to help generate and develop qualified customer prospects. Awareness and lead generation activities include seminars, trade shows, direct mailings, advertising and public relations activities, including Internet-based seminars and promotions.

     Novadigm participates in the beta programs and partnering programs of the industry's market leaders, including Hewlett-Packard, Microsoft, Silicon Graphics, Inc., Compaq Computer Corporation and IBM. Novadigm intends to continue to expand these technology, marketing and selling relationships.

     In June 1995, Novadigm entered into a seven-year, non-exclusive original equipment manufacturer ("OEM") and distribution agreement with Amdahl Corporation ("Amdahl"). Under the agreement, Amdahl was able to sublicense EDM throughout the world as part of its bundled solution and sublicense EDM stand-alone to a limited worldwide market. Novadigm agreed to provide limited technical support and training. The agreement required Amdahl to pay Novadigm minimum annual royalties. Amdahl did not to meet the minimum royalty commitment for fiscal 2000 and we terminated the agreement effective March 31, 2000.

     In June 2000 Novadigm and Hewlett-Packard entered into a strategic alliance to integrate, market and sell the Company's software and content management products with Hewlett-Packard's HP OpenView management solutions for the enterprise and service provider markets. As part of the strategic alliance Hewlett-Packard became an equity owner of Novadigm acquiring 940,000 shares of Novadigm's common stock and a warrant for an additional 250,000 shares of common stock. In addition to the alliance agreement, Novadigm and Hewlett-Packard have integrated and jointly market their products and provide customers the opportunity to replace Hewlett-Packard's HP OpenView Desktop Administrator ("DTA") products and services with Novadigm's Radia products and services (See "Part I, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations").

CUSTOMER SERVICE AND SUPPORT

     To facilitate implementation and integration of its products, we offer a range of support programs and services that complement our products.

     Customer Support and Product Maintenance. Customers who subscribe to our maintenance program have access to our technical support facilities and are entitled to receive software updates, maintenance releases for an annual maintenance fee equivalent to 18% of the license. Technical Support is available 24 hours a day, seven days a week via our Internet site, electronic mail, and facsimile lines. Our technical support center located in North America provides routine support 8 a.m. - 8 p.m. (EST) Monday through Friday (holidays excepted) and emergency support 24x7 to customers worldwide. Our technical support center located in Europe provides routine support 8:00 a.m. - 8:00 p.m. (CET). Updates, documentation and on-line problem reporting are available around the clock on our technical website.

     Consulting. Our professional services organization in the United States, Canada, Great Britain, France and Germany and a growing number of Novadigm-certified service providers located throughout Europe, Asia, South America, the Middle East and Africa are available to consult with customers on project planning and systems implementation and integration. Consulting services are typically billed on a time and materials basis.

     Education. We offer regional and on-site training courses for the implementation and administration of our products. Product training is provided on a scheduled basis at our corporate training facilities in Mahwah, New Jersey, and in our regional offices in Paris, London and Munich, as well as at customer sites throughout the world. We also offer custom course development for certain of our products. We bill our education services on a per class and per student basis.

     Revenues from maintenance and services accounted for 38% of fiscal 2001 total revenues.

PRODUCT DEVELOPMENT

     Since its inception, Novadigm has focused on, and made substantial investments in, product development. In fiscal 2001, Novadigm's total research and development expenses were approximately $9 million. To date, Novadigm has not capitalized any software development costs.

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

     If the next release of the Radia products, or any potential new products and enhancements do not achieve market acceptance, or if for technological or other reasons Novadigm is unable to develop, introduce and sell its products in a timely manner, Novadigm's business, financial condition and results of operations will be materially and adversely affected.

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

          LAN/Desktop Management Suite Vendors. These competitors include vendors such as Microsoft and Intel Corporation, who offer workgroup-based conventional ESD tools as part of a LAN administration package.

          Internet ESD Vendors. These competitors (also known as ISM providers) include companies such as Marimba, Inc., originally "push" technology companies that have redefined themselves to take advantage of the Internet services market.

          Mobile Management Suite Vendors. These competitors include XcelleNet, Inc.

     Novadigm believes that it competes effectively with all of these vendors in its target market on the basis of its proven end-to-end solution and broader product line for software and content management. Additionally, we believe our other technology and business differentiators include: comprehensive e-wrap technology capabilities, patented fractional differencing, desired-state innovation, adaptive configuration functionality, higher product implementation success rates, extensive customer support and broader sales channels. Novadigm differentiates its products in the market based on customer results that have proven its solutions are capable of end-to-end distribution and management of software and content faster, across larger and more diverse environments, with higher reliability and greater adaptability than other similar products.

     However, there can be no assurance that we will be able to continue to compete effectively in the software management market or that our profitability or financial performance will not be adversely affected by increased competition. Many of Novadigm's competitors have longer operating histories, and many have significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger customer installed bases. Moreover, there can be no assurance that either existing or new competitors will not develop products that are superior to our products or other technologies offering significant advantages over our technology, which could have a material adverse effect on our business, financial condition and results of operation.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     In December 1996, Novadigm was issued a patent from the U.S. Patent Office for key components of its desired-state management process used in Novadigm's software and content management products. There can be no assurance that we will develop additional proprietary technologies that are patentable, that any issued patent will provide us with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. Moreover, there can be no assurance that protective measures taken by Novadigm will prevent misappropriation of its proprietary technology, and such measures may not preclude competitors from developing products with features similar to those of Novadigm's products. Furthermore, effective copyright and trade secret protection may be limited or unavailable under the laws of certain foreign jurisdictions. We also rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, contractual provisions and technical measures to protect our proprietary rights in our products.

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

EMPLOYEES

     As of March 31, 2001, Novadigm had a total of 262 full-time employees, including 47 in customer support and services, 73 in product development, 103 in sales and marketing, 39 in general and administration. A total of 211 employees are based in the United States and 51 employees are based in Europe. None of our employees are represented by a labor union. Novadigm has not experienced work stoppages and considers its relations with its employees to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Novadigm's executive officers are as follows:

                NAME                   AGE                      POSITION                    OFFICER SINCE
                ----                   ---                      --------                    -------------
Albion J. Fitzgerald.................  53     Chairman of the Board and Chief Executive         1992
                                              Officer
Gerald M. Labie......................  57     President and Chief Operating Officer             2001
Robert B. Anderson...................  46     Executive Vice President, Secretary and           1992
                                              Director
Joseph J. Fitzgerald.................  39     Vice President, Chief Technology Officer          1992
Wallace D. Ruiz......................  50     Vice President, Treasurer and Chief               1995
                                              Financial Officer
Robert B. Sims.......................  58     Vice President and General Counsel                2001

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

     Gerald M. Labie joined Novadigm in April 2001 as President and Chief Operating Officer. From 2000 until joining Novadigm, Mr. Labie was a partner with Core Strategies, Inc., a market development firm serving IT organizations. From 1997 to the time he joined Core Strategies, Mr. Labie was employed at Tech Data Corporation, a worldwide provider of IT products and services. Mr. Labie initially served as President and Managing Director of Tech Data's European Operations and later as Senior Vice President of Marketing. From 1989 until 1997, Mr. Labie was with Corporate Software, Inc., holding various executive positions in sales, marketing and general management including Senior Vice President, North America and Senior Vice President, Europe.

     Robert B. Anderson joined Novadigm in June 1992 as Vice President, Chief Financial Officer, Secretary and as a Director. He currently serves as Executive Vice President of European Operations, Secretary and as a Director.

     Joseph J. Fitzgerald co-founded Novadigm in February 1992. Since that time he has served as Director of Development, Vice President of Development and as of May 2001 as Chief Technology Officer. Mr. Fitzgerald is the brother of Albion Fitzgerald.

     Wallace D. Ruiz joined Novadigm in May 1995 as Vice President, Treasurer and Chief Financial Officer. Mr. Ruiz is a certified public accountant. Mr. Ruiz is the brother-in-law of Albion Fitzgerald.

     Robert B. Sims joined Novadigm in February 2001 as Vice President and General Counsel. He has served as President and Chief Executive Officer of Counselcor, L.L.C., a consulting firm providing mediation and business, legal and human resources services to small and start-up companies since 1997 and as a Director of Raytech Corporation, a NYSE company, since 1986; and as Senior Vice President, General Counsel and Secretary of Summagraphics Corporation, a high-tech Nasdaq company from 1984 to 1996.

ITEM 2. PROPERTIES

     Novadigm's corporate headquarters is located in Mahwah, New Jersey. Novadigm conducts its Americas, Asia and Australia operations principally out of leased facilities in Mahwah, Chicago, Illinois and Emeryville, California. Novadigm occupies approximately 64,617 square feet at its Mahwah facilities, principally for product development, customer training and support, east coast sales and technical support and general administration; approximately 5,238 square feet at its Emeryville facility, principally for marketing and west coast sales and technical support; and approximately 3,137 square feet at its Chicago facility principally for Midwest sales and technical support. Novadigm's EMEA headquarters are located outside of Paris, France. Novadigm's leased facility in France is comprised of approximately 8,729 square feet and is used principally for training and telephone support of European customers, sales and technical support of French customers and administrative support to our European operations. Novadigm also has leased sales and technical support offices near London, England (approximately 3,200 square feet) and near Munich, Germany (approximately 3,730 square feet). We believe that our current facilities are adequate for our needs and will be adequate to meet our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Novadigm's stock has been traded on the Nasdaq National Market since our initial public offering on July 13, 1995 under the Nasdaq symbol NVDM. The following table sets forth, for the periods indicated, the high and low sales prices for Novadigm's common stock as reported by Nasdaq:

                                                              HIGH          LOW
                                                              -----        -----
FISCAL YEAR ENDED MARCH 31, 2000
First Quarter...............................................  $  10        $6 1/2
Second Quarter..............................................  $14 3/4      $8 1/8
Third Quarter...............................................  $24 1/2      $12 1/2
Fourth Quarter..............................................  $26 1/2      $  15
FISCAL YEAR ENDED MARCH 31, 2001
First Quarter...............................................  $20 7/8      $  10
Second Quarter..............................................  $23 3/8      $9 7/16
Third Quarter...............................................  $  14        $5 1/8
Fourth Quarter..............................................  $9 3/16      $4 5/32

     As of June 1, 2001, there were approximately 84 holders of record of Novadigm's common stock. We believe there are approximately 3,600 beneficial owners of our common stock.

     We have never paid cash dividends on our common stock. We currently intend to retain earnings, if any, for use in our business and we do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements and Notes to Consolidated Financial Statements and other financial information included elsewhere in the report.

                                 NOVADIGM, INC.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               YEAR ENDED MARCH 31,
                                                 -------------------------------------------------
                                                   1997       1998      1999      2000      2001
                                                 --------   --------   -------   -------   -------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues
  Licenses.....................................  $ 12,117   $ 15,728   $20,743   $27,978   $31,247
  Maintenance and services.....................    10,261      7,667    11,319    16,750    19,199
                                                 --------   --------   -------   -------   -------
          Total revenues.......................    22,378     23,395    32,062    44,728    50,446
                                                 --------   --------   -------   -------   -------
Operating Expenses:
  Cost of maintenance and services.............     6,275      6,971     4,352     5,355     9,278
  Sales and marketing..........................    17,123     14,680    16,274    21,912    25,934
  Research and development.....................     6,212      6,843     4,936     6,126     9,003
  General and administrative...................     4,979      4,964     5,383     6,823     8,305
  Amortization of intangible...................        --         --        --        --     6,046
  Restructuring charge.........................     1,829         --        --        --        --
                                                 --------   --------   -------   -------   -------
          Total operating expenses.............    36,418     33,458    30,945    40,216    58,566
                                                 --------   --------   -------   -------   -------
Operating income (loss)........................   (14,040)   (10,063)    1,117     4,512    (8,120)
Interest income and other, net.................     1,597        978       665     1,058     1,586
Other income...................................        --         --        --        --     2,171
                                                 --------   --------   -------   -------   -------
Income (loss) before provision (benefit) for
  income taxes.................................   (12,443)    (9,085)    1,782     5,570    (4,363)
Provision (benefit) for income taxes...........        59        (68)       25       427       233
                                                 --------   --------   -------   -------   -------
Net income (loss)..............................  $(12,502)  $ (9,017)  $ 1,757   $ 5,143   $(4,596)
                                                 ========   ========   =======   =======   =======
Earnings (loss) per share-basic................  $  (0.72)  $  (0.52)  $  0.10   $  0.28   $ (0.23)
                                                 ========   ========   =======   =======   =======
Weighted average common shares
  outstanding-basic............................    17,409     17,392    17,580    18,185    19,711
                                                 ========   ========   =======   =======   =======
Earnings (loss) per share-diluted..............  $  (0.72)  $  (0.52)  $  0.10   $  0.25   $ (0.23)
                                                 ========   ========   =======   =======   =======
Weighted average common and common equivalents
  shares outstanding-diluted...................    17,409     17,392    18,384    20,558    19,711
                                                 ========   ========   =======   =======   =======

                                                                   AS OF MARCH 31,
                                                   -----------------------------------------------
                                                    1997      1998      1999      2000      2001
                                                   -------   -------   -------   -------   -------
CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents......................  $ 7,984   $ 4,431   $ 8,124   $ 3,670   $20,592
  Working capital................................  $24,983   $17,326   $20,994   $29,041   $30,809
  Total assets...................................  $36,342   $28,876   $33,376   $44,380   $59,932
  Deferred revenue...............................  $   946   $ 2,518   $ 3,873   $ 4,712   $ 5,113
  Stockholders' equity...........................  $29,800   $20,044   $23,263   $31,715   $44,150

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Business Risks" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in, or incorporated by reference into, this report.

OVERVIEW

     Novadigm designs, markets and supports technology solutions that efficiently and reliably deliver, update and maintain software and content across the extended enterprise. Our principal customers include medium to large organizations with widely deployed and heterogeneous networks with thousands to hundreds-of-thousands of computing devices. Novadigm was incorporated in February 1992. Through September 1993, our primary efforts were devoted to product development. In October 1993, Version 1.0 of EDM was released for general availability. Since its first release, Novadigm has continued to develop EDM by adding new features, applications and platforms. Version 2.0 of EDM was released in February 1994, Version 3.0 in June 1995, and Version 4.0 was released in October 1997. In November 1997, Novadigm released Radia Software Manager, a publisher managed, Internet-based software and content management solution. In November 1998, Novadigm announced the general availability of Radia Version 2.0 as well as the Radia Application Manager, a subscriber managed, Internet-based software and content management solution. Novadigm followed with the release of Radia Inventory Manager in December 2000, a policy-driven, digital asset inventory tool that automatically discovers information about hardware and software, and consolidates the results into Web-based reports. Novadigm announced its latest release of its suite of Radia products, Release
2.1 in January 2001.

     We generate license revenues from licensing the rights to use our software products to end users and sublicense fees from resellers. We also generate maintenance and service revenues from providing renewable support and software update rights services (maintenance) and from consulting and training activities performed for license customers.

     Revenues from perpetual software license agreements are recognized as revenue upon shipment of the software if evidence of an arrangement exists, pricing is fixed and determinable, payment is due within one year and collectibility is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. We enter into reseller arrangements that typically provide for sublicense fees payable to Novadigm based on a percent of our list price. Reseller arrangements may include non-refundable payments in the form of guaranteed sublicense fees. Guaranteed sublicense fees from resellers are recognized as revenue upon shipment of the master copy of all software to which the guaranteed sublicense fees relate if the reseller is creditworthy and if the terms of the agreement are such that the payment obligation is not subject to price adjustment, is non-cancelable and non-refundable and due within 90 days. These guaranteed sublicense fees are applied against sublicense fees reported by the reseller in relicensing Novadigm's products to end-users. Novadigm recognized no guaranteed sublicense fees in fiscal 2001, approximately $1.2 million in guaranteed sublicense fees under all such agreements in fiscal 2000, and approximately $5.4 million in fiscal 1999. As of March 31, 2001, 98% of all such guaranteed sublicense fees recognized by Novadigm were placed with end users or forfeited by the reseller.

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

     ALL PERIOD REFERENCES IN THE DISCUSSION BELOW AND IN THE REMAINDER OF ITEM 7 ARE TO FISCAL PERIODS BASED ON OUR FISCAL YEAR ENDING MARCH 31.

RESULTS OF OPERATIONS

     For the periods indicated, the following table sets forth the percentage of total revenues represented by the respective line items in our statements of operations.

                                                               YEARS ENDED MARCH 31,
                                                              -----------------------
                                                              2001     2000     1999
                                                              -----    -----    -----
REVENUES:
  Licenses..................................................   61.9%    62.6%    64.7%
  Maintenance and services..................................   38.1     37.4     35.3
                                                              -----    -----    -----
          Total revenues....................................  100.0    100.0    100.0
                                                              -----    -----    -----
OPERATING EXPENSES:
  Cost of maintenance and services..........................   18.4     12.0     13.6
  Sales and marketing.......................................   51.4     49.0     50.7
  Research and development..................................   17.8     13.7     15.4
  General and administrative................................   16.5     15.2     16.8
  Amortization of intangible................................   12.0       --       --
                                                              -----    -----    -----
          Total operating expenses..........................  116.1     89.9     96.5
                                                              -----    -----    -----
Operating income (loss).....................................  (16.1)    10.1      3.5
Interest income and other, net..............................    3.1      2.4      2.1
Other income................................................    4.3       --       --
                                                              -----    -----    -----
Income (loss) before provision for income taxes.............   (8.7)    12.5      5.6
Provision for income taxes..................................    0.5      1.0      0.1
                                                              -----    -----    -----
Net income (loss)...........................................   (9.2)%   11.5%     5.5%
                                                              =====    =====    =====

REVENUES

     We generate revenues principally from licensing the rights to use our software products to end-users and from sublicense fees reported to us by resellers. We also generate maintenance and service revenues from providing renewable support and software update rights services and from consulting and training activities performed for license customers. Maintenance and service revenues accounted for 38.1% in 2001, 37.4% in 2000, and 35.3% in 1999,
respectively. We expect maintenance and service revenues to increase both as a percentage of total revenues and in terms of absolute dollars in 2002 as compared to 2001 as a result of our increasing customer base.

     Total revenues were $50.4 million, $44.7 million and $32.1 million in 2001, 2000 and 1999, respectively. Total revenues increased 12.8% in 2001 over 2000 and increased 39.5% in 2000 over 1999.

     License revenues were $31.2 million, $28.0 million and $20.7 million in 2001, 2000 and 1999, respectively. License revenues increased 11.7% in 2001 over 2000 and increased 34.9% in 2000 over 1999. The increases in license revenues, in both 2001 and 2000 as compared to the previous years, were primarily the result of closing a greater number of contracts and a higher average contract size. Demand for our products have increased from both new and existing customers due to more effective marketing programs, better market awareness, expansion of our sales force in North America and Europe and creation of marketing alliances and partnerships.

     Maintenance and service revenues were $19.2 million, $16.8 million and $11.3 million in 2001, 2000 and 1999, respectively. Maintenance and service revenues increased 14.6% in 2001 over 2000 and increased 48.0% in 2000 compared to 1999. The increase in maintenance and service revenues in both 2001 and 2000 as compared to the previous years was primarily due to the increased demand for our consulting and training services associated with higher licensing activity with new customers and the high rate of renewal of maintenance contracts by existing customers. The increase in maintenance revenues in 2001 over 2000 was at a rate lower than in prior years due to the termination of our agreement with Amdahl (See "Part I, Item 1, Sales, Marketing and Channels").

     During 2001, only one customer, EDS, accounted for more than 10% of our total revenue. During 2001, EDS accounted for $6.1 million or approximately 12% of total revenues. During 2000, only one customer, Amdahl, accounted for more than 10% of our total revenue. During 2000 Amdahl accounted for $6.1 million or approximately 14% of total revenues. During 1999, two customers, Amdahl and Esoft Ltd., accounted for approximately 17% and 12% of total revenues, respectively.

     We typically ship our products following a fully executed license agreement, and acceptance of a purchase order, and, as a result, have little or no backlog.

OPERATING EXPENSES

     Cost of maintenance and services includes the direct costs of customer support and update rights, and the direct and indirect costs of providing training, technical support and consulting services to our customers. Cost of maintenance and services consists primarily of payroll and benefits for field engineers and support personnel, travel and lodging expenses, third party consulting fees, and other related overhead. Cost of maintenance and services was $9.3 million, $5.4 million and $4.4 million in 2001, 2000 and 1999, respectively. The cost of maintenance and services increased 73.2% in 2001 as compared to 2000 and increased 23.0% in 2000 over 1999. The reason for the increase in 2001 as compared to 2000 was due primarily to a faster increase in consulting and training services which requires higher staffing levels than maintenance and the increased utilization of third party consulting firms. The reason for the increase in 2000 over 1999 was primarily due to increasing headcount to meet the growing demand for our services. We expect the cost of maintenance and services to increase in 2002 as a percentage of total revenues and in absolute dollar terms.

     Sales and marketing expenses consist primarily of salaries, related benefits, commissions, travel and other costs associated with sales and marketing efforts. Sales and marketing expenses were $25.9 million, $21.9 million and $16.3 million in 2001, 2000 and 1999, respectively. Sales and marketing expenses increased 18.4% in 2001 over 2000 and increased 34.6% in 2000 as compared to 1999. The increase in both 2001 and 2000 over the previous years was primarily the result of higher commission expense associated with the recording of higher revenue and the continued expansion of the direct sales force in North America and Europe. We expect sales and marketing expenses to increase in 2002 compared to 2001 in absolute dollar terms though not in terms of a percentage of total revenues.

     Research and development expenses consist primarily of salaries, related benefits, consultant fees and other costs associated with research and development efforts. Research and development expenses were $9.0 million, $6.1 million, and $4.9 million in 2001, 2000 and 1999, respectively. Research and development expenses increased 47.0% in 2001 as compared to 2000 and increased 24.1% in 2000 over 1999. The increase in research and development in both 2001 and 2000 as compared to the previous years was primarily due to the ongoing development of new products which operate on additional platforms and the development of products to address the requirements of application service providers (ASPs), independent software vendors (ISVs) and enterprise information technology providers for providing software applications to customers as subscription services. We believe that a significant investment in research and development activities is essential to provide for our future growth, particularly research and development relating to our Internet activities. We anticipate that we will continue to invest resources to further enhance and develop our products, and we anticipate growth in research and development expense in 2002 though we do not anticipate that research and development expense will increase in terms of a percentage of total revenues.

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

     General and administrative expenses consist primarily of salaries, related benefits, travel and fees for professional services such as consulting, legal, accounting and recruiting fees. General and administrative expenses were $8.3 million, $6.8 million and $5.4 million in 2001, 2000 and 1999, respectively. General and administrative expenses increased 21.7% in 2001 over 2000 and 26.8% in 2000 as compared to 1999. The increase in 2001 as compared with 2000 was due primarily to $984 thousand of non-recurring legal costs incurred to settle patent litigation suits in November 2000, as well as higher compensation costs due to expanding our corporate management and administrative staff. The increase in general and administrative expenses in 2000 over 1999 was due primarily to higher legal fees associated with our patent infringement suits as well as expansion of the corporate administrative staff. We expect general and administrative expenses to increase in 2002 though we do not anticipate general and administration expense to increase in terms of a percentage of total revenues.

     Amortization of intangible consists of a charge to earnings for the noncash amortization of the intangible asset acquired in the alliance agreement with Hewlett-Packard. At June 2000, we entered into an alliance agreement with Hewlett-Packard to integrate, market and sell our software and content management products with Hewlett-Packard's HP OpenView management solutions for the enterprise and service providers markets. As part of the agreement, we issued 940,000 shares of common stock to Hewlett-Packard and a warrant for an additional 250,000 shares of common stock. Both the shares issued and the warrant contained restrictions. In addition to the agreement, and for a fee of $2,500,000, Hewlett-Packard was provided a one-year, limited license to upgrade certain existing customers to our Radia product. The fair value of the equity issued, less the cash received from Hewlett-Packard, or $16.1 million, was recorded as an intangible asset at June 30, 2000, and will be amortized over the initial term of the agreement, two years. Included in the warrant is a provision that reduces the exercise price of the warrant to $0 if Hewlett-Packard attains certain revenue milestones. Should Hewlett-Packard meet those milestones, the intangible asset will be adjusted and the new amount will be amortized for the remainder of the term. The amortization expense for 2001 was $6 million. The amortization expense for 2002 is expected to be $8.1 million unless otherwise adjusted as described above for the attainment of the revenue milestones.

INTEREST INCOME AND OTHER, NET

     Interest income and other, net is comprised primarily of interest income earned on our cash, cash equivalents and investments partially offset by banking fees, foreign exchange transaction gains and/or losses and other fees and expenses. Interest income and other, net was $1.6 million, $1.1 million and $0.7 million in 2001, 2000 and 1999, respectively. Interest income and other, net increased 49.9% in 2001 as compared to 2000 and increased 59.1% in 2000 as compared to 1999. The increase of interest income and other, net in 2001 as compared to 2000, and 2000 as compared to 1999, is due primarily to higher average balances of cash and marketable securities as compared to the prior year average balances.

OTHER INCOME

     Other income is comprised of $2.2 million recognized in connection with the settlement of the infringement litigation with Marimba, Inc. in November 2000.

INCOME TAXES

     We recorded a provision for income taxes of approximately $233 thousand in 2001 and approximately $427 thousand in 2000 for federal and state alternative minimum taxes and for foreign taxes and an income tax benefit of $25 thousand in 1999 for state taxes. As of March 31, 2001, we had net deferred tax assets of approximately $12 million. We have provided a full valuation allowance due to the uncertainty surrounding the timing of the realization of the net deferred tax assets. As of March 31, 2001, we had federal net operating loss carryforwards of approximately $22 million, which expire in various periods through 2021. Our ability to utilize the net operating loss carryforwards in future years may be limited in some circumstances, including significant changes in ownership interests, due to certain provisions of the Internal Revenue Code of 1986.

INFLATION

     The effects of inflation on our financial position has not been significant to date.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2001 we had approximately $27.2 million in cash, cash equivalents and short-term investments. Net cash provided by operating activities in 2001 and 2000 was $1.8 million and $1.5 million, respectively. In 2001, the cash provided by operating activities was primarily the result of net profit before amortization expense and an increase in accounts payable and accrued liabilities. In 2000, the cash provided by operating activities was primarily the result of net profit and an increase in accounts payable and accrued liabilities. The cash provided by operating activities in both years was partially reduced by an increase in the accounts receivable balance. The accounts receivable balance, net of the allowance for doubtful accounts increased $2.6 million to $18.2 million as of March 31, 2001 and increased $7.0 million to $15.5 million as of March 31, 2000. The increase in accounts receivable in both years was primarily due to the higher revenues.

     Property and equipment expenditures were $1,541,000, $1,360,000 and $520,000 for the fiscal years 2001, 2000 and 1999, respectively. We had no material commitments to purchase property and equipment at March 31, 2001 and we expect purchases of property and equipment to increase next fiscal year due to the expected increase in the number of employees.

     In June 2000, we entered into an alliance agreement with Hewlett-Packard. As part of the agreement the Company issued 940,000 shares of common stock to Hewlett-Packard and a warrant for an additional 250,000 shares of common stock, resulting in cash proceeds of $2.5 million.

     In October 2000, we announced our intention to repurchase up to 500,000 of our outstanding common shares. As of March 31, 2001, $2,711,000 was expended to repurchase 353,000 common shares. We expect to purchase additional shares of our common stock in the next fiscal year.

     In December 1994, we entered into an unsecured revolving line of credit agreement with a bank. Through September 30, 2000, we had a revolving line of credit that permitted unsecured borrowings up to $1.0 million. The line of credit has expired and was not renewed. We are currently reviewing our banking relationships and alternatives.

     Although it is difficult for us to predict future liquidity requirements with certainty, we believe that our existing cash and marketable securities balances, together with cash from operations will be adequate to finance our operations for at least the next twelve months. Although operating activities may provide cash in certain periods, to the extent we experience growth in the future, we anticipate that our operating and investing activities may use cash. Consequently, any such future growth may require us to obtain additional equity or debt financing, which may not be available on commercially reasonable terms or which may be dilutive.

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

     The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. These currencies have been relatively stable to devaluing against the U.S. dollar for the past several years. Foreign currency fluctuations have not had a material impact historically on our revenues or results of operations. Currently, we have operations in the United Kingdom, France and Germany and conduct transactions in the local currency of each location. Although we currently derive no material revenues from highly inflationary economies, we are expanding our presence in international markets outside Europe, including the Pacific Rim and Latin America, whose currencies have tended to fluctuate more relative to the U.S. dollar. There can be no assurance that European currencies will remain stable relative to the U.S. dollar or that future fluctuations in the value of foreign currencies will not have a material adverse effect on our business, operating results, revenues and financial condition. To date, the impact of fluctuations in these currencies resulted in transaction gains (losses) of $4 thousand, $25 thousand and ($65) thousand in 2001, 2000 and 1999, respectively.

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

     At March 31, 2001, our cash and cash equivalents consisted primarily of demand deposits and money market funds held by large institutions in the U.S., and our short-term investments were invested in corporate debt maturing in less than 90 days.

BUSINESS RISKS

     History of Operating Losses. We have reported an operating loss for every quarter since our incorporation in February 1992 except for the four consecutive quarters of 1996 and 2000, and the last three-quarters of 1999. There can be no assurance that we will be able to sustain profitability on a quarterly or annual basis in the future.

     Fluctuations in Quarterly Results; Seasonality. Our quarterly operating results have fluctuated in the past and are expected to fluctuate significantly in the future due to a number of factors, including, among others, the size and timing of customer orders, the timing and market acceptance of our new products, the level and pricing of international sales, foreign currency exchange rates, changes in the level of operating expenses, technological advances and competitive conditions in the industry. Revenues received from our individual customers vary significantly based on the size of the product installation. Customer orders for our products have ranged from $25,000 to over $4 million, and have averaged from approximately $200,000 to $400,000. As a result, our quarterly operating results are likely to be significantly affected by the number and size of customer orders we are able to obtain in any particular quarter. In addition, the sales cycle for our products is lengthy and unpredictable, and may range from a few months to over a year, depending upon the interest of the prospective customer in our products, the size of the order (which may involve a significant commitment of capital by the customer), the decision-making and acceptance procedures within the customer's organization, the complexity of implementation and other factors.

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

     Our operating results are also expected to vary significantly due to seasonal trends. Historically, we have realized a greater percentage of our annual revenues in the fourth quarter, and a lower percentage in the first and second quarters. We believe that this seasonality is in part a result of efforts of our direct sales personnel to meet annual sales quotas, and in part a result of lower international revenues in the summer months when many businesses in Europe experience lower sales. In addition, capital budgets of our customers, which tend to concentrate spending activity at calendar year-end, have had, and may continue to have, a seasonal influence in our quarterly operating results. We expect that our operating results will continue to fluctuate in the future as a result of these and other factors, and that seasonality may increase if our efforts to expand our international sales are successful.

     Rapid Technological Change and Introduction of New Products. The market for software management and ESD products is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. Our future success will depend in large part on our ability to enhance our current products and to develop and introduce new products that keep pace with technological developments, achieve market acceptance and respond to customer requirements that are constantly evolving. Responding to rapid technological change and the need to develop and introduce new products to meet customers' expanding needs will require us to make substantial investments in research and product development. During 2001, among other research and development expenditures, we allocated research and development funding to the development of Novadigm's e-wrap technology to additional platforms in operating systems. We intend to continue to allocate funding to these development projects throughout 2002. If we fail to anticipate or respond adequately to technological developments and customer requirements, and in particular advances in client/server enterprise hardware platforms, internet applications and platforms, operating systems and systems management applications, or any significant delays in product development or introduction, this could result in a loss of competitiveness or could materially and adversely affect our operating results. There can be no assurance that any product enhancements or new products we develop will gain market acceptance.

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

          LAN/Desktop Management Suite Vendors. These competitors include vendors such as Microsoft Intel Corporation, who offer workgroup-based conventional ESD tools as part of a LAN administration package.

          Internet ESD Vendors. These competitors (also known as ISM providers) include companies such as Marimba, Inc., originally "push" technology companies that have redefined themselves to take advantage of the Internet services market.

          Mobile Management Suite Vendors. These competitors include XcelleNet, Inc.

     Novadigm believes that it competes effectively with all of these vendors in its target market on the basis of its proven end-to-end solution and broader product line for software and content management. Additionally, we believe our other technology and business differentiators include: comprehensive e-wrap technology capabilities, patented fractional differencing, desired-state innovation, adaptive configuration functionality, higher product implementation success rates, extensive customer support and broader sales channels.

Novadigm differentiates its products in the market based on customer results that have proven its solutions are capable of end-to-end distribution and management software and content faster, across larger and more diverse environments, with higher reliability and greater adaptability than other similar products.

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

     Risks Related to International Revenues. In both 2001 and 2000, approximately 47% of our net revenues were derived from our international operations. International revenues are a significant percentage of our revenues and we plan to continue to develop international sales, primarily through our European operations. Our operations and financial results could be significantly affected by factors associated with international operations, such as changes in foreign currency exchange rates, uncertainties relative to regional economic circumstances, longer payment cycles, greater difficulty in accounts receivable collection, changes in regulatory requirements and product localization requirements, as well as by other factors associated with international activities. A majority of our international revenues and costs have been denominated in foreign currencies. We believe that an increasing portion of our international revenues and costs will be denominated in foreign currencies in the future. In addition, although we cannot predict the potential consequences to our business as a result of the adoption of the Euro as a common currency in Europe, the transition to the Euro presents a number of risks, including increased competition from European firms as a result of pricing transparency. To date, we have not engaged in any foreign exchange hedging transactions and we are therefore subject to foreign currency risk.

     Customer Concentration. During 2001, one customer, EDS, accounted for approximately 12% of our total revenues. During 2000, one customer, Amdahl, accounted for approximately 14% of total revenues. During 1999, two customers, Amdahl and Esoft, accounted for approximately 17% and 12% of total revenues, respectively. In June 1995, Novadigm entered into a seven-year, non-exclusive OEM and distribution agreement with Amdahl. Under the agreement, Amdahl was able to sublicense EDM throughout the world as part of its bundled solution and sublicense EDM stand-alone to a limited worldwide market. Novadigm agreed to provide limited technical support and training. The agreement required Amdahl to pay Novadigm minimum annual royalties. Amdahl did not meet the minimum royalty commitment for fiscal 2000 and we terminated the agreement effective March 31, 2000. Though the termination of the OEM and distribution agreement with Amdahl resulted in a decline in maintenance revenues from Amdahl, we do not believe it had any material long term effect on our total revenues.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." We adopted SOP 98-1 effective January 1, 1999. Such adoption did not have a significant effect on our results of operations.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" -- Deferral of the Effective Date of FASB Statement No. 133, which defers for one year the effective date of Statement 133. As a result of the deferral provisions of Statement 137, Statement 133 is now effective for our fiscal year 2001. Such adoption did not have a significant impact on our results of operations or financial position.

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition SAB 101", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. We adopted the provisions of SAB 101 for all transactions during the year ending March 31, 2001. The application of SAB 101 did not have a material impact on our results of operations or our financial position.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB No. 25 ("FIN 44"). FIN 44 clarifies the application of APB 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 has not had a material impact on our financial position or results of operations.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this item concerning Novadigm's directors is incorporated by reference from the section captioned "Election of Directors" contained in Novadigm's Proxy Statement related to the Annual Meeting of Stockholders to be held September 14, 2001, to be filed by us with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this item concerning executive officers is set forth in
Part I, Item 1 of this Report. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned "Compliance with Section 16(a) of the Exchange Act" contained in the Proxy Statement.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Form:

                                                               PAGE
                                                              NUMBER
                                                              ------

1. Financial Statements:
Report of Independent Public Accountants....................   F-2
Consolidated Balance Sheets -- As of March 31, 2001 and
  2000......................................................   F-3
Consolidated Statements of Operations -- For the Years Ended
  March 31, 2001, 2000 and 1999.............................   F-4
Consolidated Statements of Stockholders' Equity -- For the
  Years Ended March 31, 2001, 2000 and 1999.................   F-5
Consolidated Statements of Cash Flows -- For the Years Ended
  March 31, 2001, 2000 and 1999.............................   F-6
Notes to Consolidated Financial Statements..................   F-7

2. Financial Statement Schedule:
For the Years Ended March 31, 2001, 2000 and 1999:
II -- Valuation and Qualifying Accounts.....................   S-1

          Additional schedules are not required under the related schedule instructions or are inapplicable, and therefore have been omitted.

          3. Exhibits

     3.1*        Certificate of Incorporation of Registrant, as amended.

     3.2*        Bylaws of Registrant, as amended.

   .104****      1992 Stock Option Plan, as amended and form of Stock Option
                 Agreement.

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

 .1110*****      Management Retention Agreement dated August 17, 1998 by and between the Registrant and Robert B. Anderson.

    10.13** Facility lease dated as of March 14, 1997, by and between Crossroad Developers Associates, LLC and the Registrant.

    10.14** Employment Agreement effective as of April 1, 1997 by and between the Registrant and Wallace D. Ruiz.

    10.18        Security Agreement dated April 27, 2000 between the
                 Registrant and Albion Fitzgerald.

    10.19        Security Agreement dated April 17, 2000 between the
                 Registrant and Wallace Ruiz.

 .20*10*****      Alliance Agreement dated June 30, 2000 between the
                 Registrant and Hewlett-Packard Company.

    10.21 Employment Agreement effective as of April 16, 2001 by and between the Registrant and Gerald M. Labie.

    21.1         Subsidiaries of Registrant.

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

****** Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form 8K dated July 19, 2000.

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

Date: June 27, 2001

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below on June 27, 2001 by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----

              /s/ ALBION J. FITZGERALD                  Chairman of the Board and Chief   June 27, 2001
-----------------------------------------------------          Executive Officer
                Albion J. Fitzgerald                     (Principal Executive Officer)

                 /s/ WALLACE D. RUIZ                     Vice President, Treasurer and    June 27, 2001
-----------------------------------------------------       Chief Financial Officer
                   Wallace D. Ruiz                         (Principal Financial and
                                                              Accounting Officer)

               /s/ ROBERT B. ANDERSON                      Executive Vice President,      June 27, 2001
-----------------------------------------------------       Secretary and Director
                 Robert B. Anderson

                /s/ ROBERT H. FORNEY                               Director               June 27, 2001
-----------------------------------------------------
                  Robert H. Forney

             /s/ DEBORAH DOYLE MCWHINNEY                           Director               June 27, 2001
-----------------------------------------------------
               Deborah Doyle McWhinney

                 /s/ H. KENT PETZOLD                               Director               June 27, 2001
-----------------------------------------------------
                   H. Kent Petzold

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO NOVADIGM, INC.:

     We have audited the accompanying consolidated balance sheets of Novadigm, Inc. (a Delaware corporation) and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income
(loss), stockholders' equity and cash flows for each of the three years in the period ended March 31, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of Novadigm's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Novadigm, Inc. and subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Roseland, New Jersey
April 24, 2001

                                 NOVADIGM, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                              MARCH 31,    MARCH 31,
                                                                2001         2000
                                                              ---------    ---------
Current assets:
  Cash and cash equivalents.................................  $ 20,592     $  3,670
  Short-term marketable securities..........................     6,570       21,348
  Accounts receivable, net of allowance for doubtful
     accounts of $2,388 in 2001 and $1,752 in 2000..........    18,179       15,544
  Prepaid expenses and other current assets.................     1,250        1,144
                                                              --------     --------
          Total current assets..............................    46,591       41,706
  Property and equipment, net...............................     2,705        1,894
  Intangible asset, net.....................................    10,089           --
  Other assets..............................................       547          780
                                                              --------     --------
                                                              $ 59,932     $ 44,380
                                                              ========     ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  3,547     $  3,100
  Accrued liabilities.......................................     1,664        1,003
  Accrued payroll and other compensation....................     5,458        3,850
  Deferred revenue..........................................     5,113        4,712
                                                              --------     --------
          Total current liabilities.........................    15,782       12,665
                                                              --------     --------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.001 par value
     Authorized -- 5,000 shares
     Issued -- none.........................................        --           --
  Common stock, $0.001 par value
     Authorized -- 30,000 shares
     Issued -- 19,902 shares in 2001 and 18,590 shares in
      2000..................................................        20           19
  Additional paid-in capital................................    90,300       68,683
  Treasury stock, 353 shares in 2001, 0 shares in 2000......    (2,711)          --
  Stockholders notes receivable.............................    (1,137)          --
  Accumulated deficit.......................................   (41,244)     (36,648)
  Accumulated other comprehensive loss......................    (1,078)        (339)
                                                              --------     --------
          Total stockholders' equity........................    44,150       31,715
                                                              --------     --------
                                                              $ 59,932     $ 44,380
                                                              ========     ========

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                                 NOVADIGM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              FOR THE YEARS ENDED MARCH 31,
                                                              -----------------------------
                                                               2001       2000       1999
                                                              -------    -------    -------
REVENUES:
  Licenses..................................................  $31,247    $27,978    $20,743
  Maintenance and services..................................   19,199     16,750     11,319
                                                              -------    -------    -------
          Total revenues....................................   50,446     44,728     32,062
                                                              -------    -------    -------
OPERATING EXPENSES:
  Cost of maintenance and services..........................    9,278      5,355      4,352
  Sales and marketing.......................................   25,934     21,912     16,274
  Research and development..................................    9,003      6,126      4,936
  General and administrative................................    8,305      6,823      5,383
  Amortization of intangible................................    6,046         --         --
                                                              -------    -------    -------
          Total operating expenses..........................   58,566     40,216     30,945
                                                              -------    -------    -------
Operating income (loss).....................................   (8,120)     4,512      1,117
Interest income and other, net..............................    1,586      1,058        665
Other income................................................    2,171         --         --
                                                              -------    -------    -------
Income (loss) before provision for income taxes.............   (4,363)     5,570      1,782
Provision for income taxes..................................      233        427         25
                                                              -------    -------    -------
Net income (loss)...........................................  $(4,596)   $ 5,143    $ 1,757
                                                              =======    =======    =======
Earnings (loss) per share -- basic..........................  $ (0.23)   $  0.28    $  0.10
                                                              =======    =======    =======
Weighted average common shares outstanding -- basic.........   19,711     18,185     17,580
                                                              =======    =======    =======
Earnings (loss) per share -- diluted........................  $ (0.23)   $  0.25    $  0.10
                                                              =======    =======    =======
Weighted average common and common equivalent shares
  outstanding -- diluted....................................   19,711     20,558     18,384
                                                              =======    =======    =======

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)

                                                              FOR THE YEARS ENDED MARCH 31,
                                                              -----------------------------
                                                               2001       2000       1999
                                                              -------    -------    -------
Net income (loss)...........................................  $(4,596)   $ 5,143    $ 1,757
     Cumulative translation adjustment......................     (739)      (171)      (189)
                                                              -------    -------    -------
Comprehensive income (loss).................................  $(5,335)   $ 4,972    $ 1,568
                                                              =======    =======    =======

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                                 NOVADIGM, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                     ACCUMULATED
                                                                                                        OTHER
                              COMMON STOCK     ADDITIONAL              STOCKHOLDERS                 COMPREHENSIVE       TOTAL
                             ---------------    PAID-IN     TREASURY      NOTES       ACCUMULATED      INCOME       STOCKHOLDERS'
                             SHARES   AMOUNT    CAPITAL      STOCK      RECEIVABLE      DEFICIT        (LOSS)          EQUITY
                             ------   ------   ----------   --------   ------------   -----------   -------------   -------------
BALANCE AT MARCH 31,
  1998.....................  17,471    $11      $66,087     $(2,527)     $    --       $(43,548)       $    21         $20,044
  Exercise of stock options
    and purchase of shares
    under the stock
    purchase plan..........     367     --         (611)      2,262           --             --             --           1,651
  Foreign currency
    translation
    adjustment.............      --     --           --          --           --             --           (189)           (189)
  Net income...............      --     --           --          --           --          1,757             --           1,757
                             ------    ---      -------     -------      -------       --------        -------         -------
BALANCE AT MARCH 31,
  1999.....................  17,838     11       65,476        (265)          --        (41,791)          (168)         23,263
  Exercise of stock options
    and purchase of shares
    under the stock
    purchase plan..........     752      8        3,207         265           --             --             --           3,480
  Foreign currency
    translation
    adjustment.............      --     --           --          --           --             --           (171)           (171)
  Net income...............      --     --           --          --           --          5,143             --           5,143
                             ------    ---      -------     -------      -------       --------        -------         -------
BALANCE AT MARCH 31,
  2000.....................  18,590     19       68,683          --           --        (36,648)          (339)         31,715
  Exercise of stock options
    and purchase of shares
    under the stock
    purchase plan..........     725     --        3,323          --           --             --             --           3,323
  Issuance of common
    stock..................     940      1       18,294          --           --             --             --          18,295
  Purchase of treasury
    stock..................    (353)    --           --      (2,711)          --             --             --          (2,711)
  Foreign currency
    translation
    adjustment.............      --     --           --          --           --             --           (739)           (739)
  Loans to stockholders....      --     --           --          --       (1,137)            --             --          (1,137)
  Net loss.................      --     --           --          --           --         (4,596)            --          (4,596)
                             ------    ---      -------     -------      -------       --------        -------         -------
BALANCE AT MARCH 31,
  2001.....................  19,902    $20      $90,300     $(2,711)     $(1,137)      $(41,244)       $(1,078)        $44,150
                             ======    ===      =======     =======      =======       ========        =======         =======

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                                 NOVADIGM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                              FOR THE YEARS ENDED MARCH 31,
                                                             --------------------------------
                                                               2001        2000        1999
                                                             --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)........................................  $ (4,596)   $  5,143    $  1,757
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities-
     Depreciation and amortization.........................     6,768         862         887
     Increase in allowance for doubtful accounts...........       636         969          13
     Increase in accounts receivable.......................    (3,625)     (7,927)     (2,247)
     Increase in prepaid expenses and other current
       assets..............................................      (113)       (159)       (143)
     Increase in intangible asset..........................      (340)         --          --
     Decrease in other assets..............................       226          93          82
     Increase (decrease) in accounts payable and accrued
       liabilities.........................................     1,019         691        (261)
     Increase in accrued payroll and other compensation....     1,519       1,022         186
     Increase in deferred revenue..........................       268         839       1,355
                                                             --------    --------    --------
          Net cash provided by operating activities........     1,762       1,533       1,629
                                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment......................    (1,541)     (1,360)       (520)
  Purchases of held-to-maturity securities.................   (54,001)    (49,015)    (31,176)
  Proceeds from redemptions of held-to-maturity
     securities............................................    68,779      41,079      32,298
                                                             --------    --------    --------
          Net cash provided by (used in) investing
            activities.....................................    13,237      (9,296)        602
                                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from the sale of common stock and exercise
     of options............................................     3,323       3,480       1,651
  Proceeds from the Hewlett-Packard alliance agreement.....     2,500          --          --
  Loans to stockholders....................................    (1,137)         --          --
  Purchases of treasury stock..............................    (2,711)         --          --
                                                             --------    --------    --------
          Net cash provided by financing activities........     1,975       3,480       1,651
                                                             --------    --------    --------
Effect of exchange rate on changes in cash.................       (52)       (171)       (189)
                                                             --------    --------    --------
Net increase (decrease) in cash and cash equivalents.......    16,922      (4,454)      3,693
Cash and cash equivalents at the beginning of the period...     3,670       8,124       4,431
                                                             --------    --------    --------
Cash and cash equivalents at the end of the period.........  $ 20,592    $  3,670    $  8,124
                                                             ========    ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes.................................  $      3    $    293    $     --
NON-CASH FINANCING ACTIVITY:
Issuance of 940,000 shares of common stock in connection
  with the alliance agreement with Hewlett-Packard.........  $ 18,295    $     --    $     --

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                                 NOVADIGM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

 1. THE COMPANY

     Novadigm, Inc. ("Novadigm" or the "Company") was incorporated in Delaware in February 1992. The Company designs, markets and supports technology solutions that efficiently and reliably deliver, update and maintain software and content across the extended enterprise. The Company's principal customers include medium to large organizations with widely deployed and heterogeneous networks with thousands to hundreds-of-thousands of computing devices.

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

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Revenues from perpetual software license agreements are recognized upon shipment of the software if evidence of an arrangement exists, pricing is fixed and determinable, payment is due within one year and

                                 NOVADIGM, INC.

                                 MARCH 31, 2001

collectibility is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. The Company enters into reseller arrangements that typically provide for sublicense fees payable to the Company based on a percentage of list price. Reseller arrangements may include non-refundable payments in the form of guaranteed sublicense fees. Guaranteed sublicense fees from resellers are recognized as revenue upon shipment of the master copy of all software to which the guaranteed sublicense fees relate if the reseller is creditworthy and if the terms of the agreement are such that the payment obligation is not subject to price adjustment, is non-cancelable and non-refundable and due within 90 days. These guaranteed sublicense fees are applied against sublicense fees reported by the reseller in relicensing our products to end-users. No guaranteed sublicense fees were recognized in 2001 and $1.2 million and $5.4 million in guaranteed sublicense fees were recognized under such agreements in 2000 and 1999, respectively. As of March 31, 2001, 98% of all such guaranteed sublicense fees recognized by Novadigm were placed with end users or forfeited by the reseller.

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

     Cost of maintenance and services includes the direct and indirect costs of providing technical support and consulting and training services to our customers. Cost of maintenance and services consists primarily of payroll and benefits for field engineers and support personnel, other related overhead and third party consulting fees.

     Deferred revenue primarily relates to maintenance, consulting and training services which have been paid by the customers prior to the performance of those services.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments, marketable securities and accounts receivable. The Company has investment policies that restrict placement of cash investments and marketable securities to financial institutions evaluated as highly creditworthy. The Company generally does not require collateral on trade accounts receivable as its customer base consists of large, well-established companies and governmental entities. As of March 31, 2001, approximately 29% of accounts receivable was concentrated with one customer who is a large, well-established company that the Company has determined as creditworthy. As of March 31, 2000, no single customer accounted for more than 10% of accounts receivable.

                                 NOVADIGM, INC.

                                 MARCH 31, 2001

  Marketable Securities

     Marketable securities, which are composed of commercial paper, government and government-backed notes and corporate notes, are classified as held-to-maturity. Held-to-maturity securities represent those securities that the Company has both a positive intent and ability to hold to maturity and are carried at amortized cost.

     Held-to-maturity securities at March 31, 2001 of approximately $6.6 million were invested in commercial paper with a variety of large, well-established and highly rated companies.

     Proceeds from redemption of held-to-maturity securities were approximately $68.8 million in 2001. At March 31, 2001, approximately $17.6 million of held-to-maturity securities with original maturities of three months or less were included in cash and cash equivalents.

  Fair Value of Financial Instruments

     The carrying amounts of the Company's financial instruments, including cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximate their fair values.

  Property and Equipment

     Property and equipment is stated at historical cost and consists of the following at March 31, (in thousands):

                                                            2001       2000
                                                           -------    -------
Company cars.............................................  $    95    $   355
Computer equipment and software..........................    6,073      4,976
Furniture and fixtures...................................      725        624
Leasehold improvements...................................    1,204        608
                                                           -------    -------
                                                             8,097      6,563
Less: Accumulated depreciation and amortization..........   (5,392)    (4,669)
                                                           -------    -------
                                                           $ 2,705    $ 1,894
                                                           =======    =======

     Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets as follows:

Computer equipment and software...........  3 years
Company cars..............................  4 years
Furniture and fixtures....................  5 years
Leasehold improvements....................  5 years (lesser of lease term or estimated useful life)

  Intangible Asset

     The Company's intangible asset, net, at March 31, 2001, totaling $10.1 million, is attributable to the strategic alliance entered into between the Company and Hewlett-Packard Company ("Hewlett-Packard") (see Note 8). This intangible asset is being amortized over the initial term of the agreement, two years, using the straight-line method. Accumulated amortization and amortization expense was $6.1 million as of and for the year ended March 31, 2001.

                                 NOVADIGM, INC.

                                 MARCH 31, 2001

  Long-Lived Assets

     Novadigm follows the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets" ("SFAS 121"). SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Novadigm does not believe that any such events or changes in circumstances have occurred.

  Software Development Costs

     Under the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," software development costs are capitalized upon the establishment of technological feasibility, which the Company defines as the establishment of a working model. Capitalized software development costs require a continuing assessment of their recoverability. This assessment requires considerable judgment by management with respect to various factors including, but not limited to, anticipated future gross product revenues, estimated economic lives and changes in software and hardware technology. Amounts which could have been capitalized under this statement, after consideration of the above factors, were immaterial to the Company's results of operations and financial position. Therefore, the Company has expensed all software development costs and included those costs in research and development expenses in the accompanying consolidated statements of operations.

  Earnings per Share

     Basic earnings per share ("EPS") is calculated by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period adjusted to reflect the impact of common stock equivalent securities, if dilutive.

     For the year ended March 31, 2001, the impact of common stock equivalent securities of 1,916,000 have been excluded from dilutive EPS as their inclusion would have been anti-dilutive.

     In accordance with SFAS 128, the following table reconciles income and share amounts used to calculate basic earnings (loss) per share and diluted earnings (loss) per share (in thousands, except per share data).

                                                        FOR THE YEARS ENDED MARCH 31,
                                                        -----------------------------
                                                         2001       2000       1999
                                                        -------    -------    -------
NUMERATOR:
  Net income (loss) -- basic and diluted..............  $(4,596)   $ 5,143    $ 1,757
                                                        -------    -------    -------
DENOMINATOR:
  Weighted average number of common shares
     outstanding -- basic.............................   19,711     18,185     17,580
Incremental shares from assumed conversion of
  options.............................................       --      2,373        804
                                                        -------    -------    -------
  Weighted average common and common equivalent shares
     outstanding -- diluted...........................   19,711     20,558     18,384
                                                        =======    =======    =======
EARNINGS (LOSS) PER SHARE -- BASIC....................  $ (0.23)   $   .28    $   .10
                                                        =======    =======    =======
EARNINGS (LOSS) PER SHARE -- DILUTED..................  $ (0.23)   $   .25    $   .10
                                                        =======    =======    =======

                                 NOVADIGM, INC.

                                 MARCH 31, 2001

 3. COMMITMENTS AND CONTINGENCIES

     The Company has various leases for its facilities under non-cancelable operating lease agreements. Rent expense incurred under these agreements in fiscal 2001, 2000 and 1999 (in thousands) was approximately $1,490, $1,106 and $1,059, respectively.

     During 1997 and 2001, Novadigm entered into amendments of the lease for its headquarters. Under the amendments, Novadigm increased the total leased space and extended the lease term for its original leased space. Future minimum commitments under all facility leases are as follows (in thousands):

                   YEAR ENDING MARCH 31,
                   ---------------------
2002........................................................  $2,112
2003........................................................   2,070
2004........................................................   2,022
2005........................................................   1,887
2006........................................................   1,636
                                                              ------
                                                              $9,727
                                                              ======

     On November 10, 2000, the Company and Marimba, Inc. signed a memorandum of understanding settling their patent disputes. Though the terms of the settlement are confidential, it consisted of a cash payment and the signing of the settlement and patent license agreements. Of the cash received, approximately $2.2 million is included in other income for the year ended March 31, 2001. The deferred amount will be recognized as revenue over the expected period of utilization of the patent license agreement. For the year ended March 31, 2001, approximately $226,000 of this amount has been recognized in license revenue.

     The Company is engaged in certain legal and administrative proceedings. Management believes the outcome of these proceedings will not have a material adverse effect on the Company's consolidated financial position or results of operations.

 4. COMMON STOCK

     In July of 1995, the Company completed a public offering on the Nasdaq National Market of 2,875,000 shares of common stock resulting in net proceeds to the Company of approximately $32.2 million after offering costs.

     In October 2000, the Company announced its intention to repurchase up to 500,000 of its outstanding common shares. As of March 31, 2001, approximately $2,711,000 was expended to repurchase 353,000 common shares.

     In July 2000, pursuant to the Alliance Agreement with Hewlett-Packard, Novadigm issued 940,000 shares of its common stock and a warrant for an additional 250,000 shares (See Note 8).

 5. STOCK OPTIONS AND STOCK PURCHASE PLAN

     At the Annual Meeting of Stockholders in September 2000, the Company's stockholders adopted and approved the 2000 Stock Option Plan (the "2000 Plan") and terminated the 1992 Stock Option Plan, as amended (the "1992 Plan"). No further option grants will be made under the 1992 Plan. The 2000 Plan permits the Company to grant incentive stock options to employees and officers of the Company and nonstatutory stock options to eligible employees, officers, directors and consultants. Incentive options are granted at no less than fair market value at the date of grant based upon the price per share of Novadigm's stock on the Nasdaq National Market. Nonqualified options are granted at no less than 85% of fair market value at the date of grant. Option terms may not exceed ten years and vesting is determined by the Board of

                                 NOVADIGM, INC.

                                 MARCH 31, 2001

Directors for each individual grant (generally four years). A total of 1,500,000 shares of the Company's Common Stock have been reserved for issuance under the 2000 Plan. In addition, an annual increase in the share reserve will be added on the first day of each fiscal year of the Company, beginning April 1, 2001, equal to the lesser of (i) 750,000 shares, (ii) three percent (3%) of the total Common Stock outstanding as of the last day of the prior fiscal year, and (iii) such amount as may be determined by the Company's Board of Directors.

     The terms and provision of the terminated 1992 Plan were essentially the same as the 2000 Plan that replaced it. A total of 5,200,000 shares of common stock were reserved for issuance under the 1992 Plan and a total of 5,019,000 shares were granted net of cancellations.

     In October 1999, the Board of Directors adopted and approved the 1999 Nonstatutory Stock Option Plan (the "1999 Plan") and reserved for issuance under the 1999 Plan 500,000 shares of common stock. In February 2000, the Board of Directors authorized and reserved an additional 250,000 shares for issuance under the 1999 Plan. In June 2000, the Board of Directors authorized and reserved an additional 250,000 shares for issuance under the 1999 Plan. The purposes of the 1999 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, new officers, directors and consultants of the Company and to promote the success of the Company's business. Under the 1999 Plan, officers and directors are limited to grants at the time of initial service. Option terms may not exceed ten years from the date of grant and the 1999 Plan will continue in effect until October 25, 2009 unless terminated sooner.

     The following table summarizes the option activity (in thousands, except per share amounts):

                                                                       WEIGHTED
                                                         OPTIONS        AVERAGE
                                                       OUTSTANDING    GRANT PRICE
                                                       -----------    -----------
BALANCE AT MARCH 31, 1998............................     3,351          $5.05
  Granted............................................     1,432           4.07
  Exercised..........................................      (309)          4.66
  Canceled...........................................      (789)          5.18
                                                          -----          -----
BALANCE AT MARCH 31, 1999............................     3,685          $4.35
  Granted............................................     1,477          11.41
  Exercised..........................................      (738)          4.50
  Canceled...........................................      (331)          4.73
                                                          -----          -----
BALANCE AT MARCH 31, 2000............................     4,093          $6.85
  Granted............................................     1,149           9.91
  Exercised..........................................      (633)          4.70
  Canceled...........................................      (627)          8.31
                                                          -----          -----
BALANCE AT MARCH 31, 2001............................     3,982          $7.82
                                                          =====          =====

     At March 31, 2001, 1,771,563 options are vested and exercisable and 3,687,190 shares of common stock are reserved for future issuance under the Plan. The weighted average exercise price of exercisable options at March 31, 2001 is $6.02 per share.

     On May 17, 1995, the Board of Directors adopted Novadigm's Employee Stock Purchase Plan (the "Purchase Plan"), which was approved by the stockholders at the Company's annual meeting on November 17, 1995. A total of 1,000,000 shares of Common Stock was reserved for issuance under the Purchase Plan. The Purchase Plan covers substantially all employees in the United States. The participants' purchase price is the lower of 85% of the closing price on the first trading day of the six-month trade period or the last

                                 NOVADIGM, INC.

                                 MARCH 31, 2001

trade day of the period. Approximately 92,000 shares and 30,000 shares were purchased by employees under the Purchase Plan in fiscal 2001 and 2000, respectively. At March 31, 2001, Novadigm has reserved approximately 722,000 shares for future issuance.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", which establishes a fair value-based method of accounting for stock-based compensation plans and requires additional disclosures for those companies who elect not to adopt the new method of accounting. In accordance with the provisions of SFAS 123, Novadigm applies APB Opinion 25 and related interpretations in accounting for its stock option and stock purchase plans. Had compensation cost for these plans been determined consistent with SFAS 123, Novadigm's net income (loss) and earnings (loss) per share would have resulted in the following pro forma amounts indicated in the table below:

                                                          2001       2000      1999
                                                        --------    ------    -------
Net income (loss) (in thousands):
  As reported.........................................  $ (4,596)   $5,143    $ 1,757
  Pro forma...........................................  $(10,079)   $2,463    $(1,312)

Net income (loss) per share
  As reported -- basic................................  $  (0.23)   $ 0.28    $  0.10
  As reported -- diluted..............................  $  (0.23)   $ 0.25    $  0.10
  Pro forma -- basic..................................  $  (0.51)   $ 0.14    $ (0.07)
  Pro forma -- diluted................................  $  (0.51)   $ 0.12    $ (0.07)

     The weighted average fair values of options granted fiscal 2001, 2000 and 1999 were $9.91, $11.41 and $2.81, respectively. The options outstanding at March 31, 2001, have exercise prices between $2.83 and $24.63, with a weighted average exercise price of $7.82 and a weighted average remaining contractual life of 7.8 years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2001, 2000 and 1999: risk free interest rates ranged from 6.0% to 6.4%, expected dividend yields of 0%, expected lives of 5.0 years and expected volatility of 136%, 92% and 90% for 2001, 2000 and 1999, respectively.

 6. INCOME TAXES

     The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109 ("SFAS 109") "Accounting for Income Taxes". SFAS 109 provides for an asset and liability approach to accounting for income taxes under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which taxes become payable.

                                 NOVADIGM, INC.

                                 MARCH 31, 2001

     The components of the provision for income taxes are as follows (in thousands):

                                                              FOR THE YEARS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                              2001    2000    1999
                                                              ----    ----    ----
Current
  U.S. Federal..............................................  $ 90    $306    $26
  State and local...........................................    20      24     (1)
                                                              ----    ----    ---
          Total current.....................................  $110    $330    $25
                                                              ----    ----    ---
Deferred
  U.S. Federal..............................................    --      --     --
  State and local...........................................    --      --     --
                                                              ----    ----    ---
          Total deferred....................................    --      --     --
                                                              ----    ----    ---
Foreign.....................................................   123      97     --
                                                              ----    ----    ---
Provision for income taxes..................................  $233    $427    $25
                                                              ====    ====    ===

     The components of the net deferred tax asset at March 31, 2001 and 2000 are as follows (in thousands):

                                                            2001       2000
                                                          --------    -------
Deferred tax assets:
  Net operating loss carryforwards......................  $  8,877    $ 4,104
  Reserves and accruals not yet deductible for tax
     purposes...........................................     1,431      1,443
  Credit carryforwards..................................       927        423
  Amortization of intangible asset......................       800         --
  Depreciation..........................................       412        302
                                                          --------    -------
          Total deferred tax assets.....................    12,447      6,272
Valuation allowance.....................................   (12,447)    (6,272)
                                                          --------    -------
Net deferred tax asset..................................  $     --    $    --
                                                          ========    =======

     As of March 31, 2001, Novadigm has net operating loss carryforwards for federal income tax reporting purposes of approximately $22.2 million. These carryforwards expire in various periods through 2021. The Company's ability to utilize the net operating loss carryforwards in future years may be limited in some circumstances, including significant changes in ownership interests, due to certain provisions of the Internal Revenue Code of 1986. A full valuation allowance has been recorded by the Company in the accompanying financial statements to offset the deferred tax assets as their future realizability is uncertain considering the Company's historical operating results.

     The provision for income taxes for the years ended March 31st differs from the statutory U.S. Federal income tax rate due to the following:

                                                              2001     2000
                                                              -----    -----
(Benefit) provision at U.S. statutory rate..................  (35.0)%   35.0%
State income taxes, net of federal benefit..................    0.5     (0.2)
Change in valuation allowance...............................   37.0    (29.5)
Other.......................................................    2.8      2.3
                                                              -----    -----
                                                                5.3%     7.6%
                                                              =====    =====

                                 NOVADIGM, INC.

                                 MARCH 31, 2001

 7. MAJOR CUSTOMERS

     During 2001, only one customer, Electronic Data Systems Corporation ("EDS"), accounted for more than 10% of our total revenue. During 2001, EDS accounted for $6.1 million or approximately 12% of total revenues. During 2000, one customer, Amdahl Corporation, accounted for approximately 14% total revenues. During 1999, two customers, Amdahl Corporation and Esoft Ltd., accounted for approximately 17% and 12% of total revenues, respectively.

     In June 1995, Novadigm entered into a seven-year, non-exclusive OEM and distribution agreement with Amdahl. Under the agreement, Amdahl was able to sublicense EDM throughout the world as part of its bundled solution and sublicense EDM stand-alone to a limited worldwide market. Novadigm agreed to provide limited technical support and training. The agreement required Amdahl to pay Novadigm minimum annual royalties. Amdahl failed to meet the minimum royalty commitment for fiscal 2000 and we terminated the agreement effective March 31, 2000.

 8. ALLIANCE WITH HEWLETT-PACKARD

     In June 2000, Novadigm and Hewlett-Packard entered into a strategic alliance to integrate, market and sell the Company's software and content management products with Hewlett-Packard's HP OpenView management solutions for the enterprise and service provider markets. In addition to the alliance agreement, Novadigm and Hewlett-Packard have integrated and jointly market their products and provide customers the opportunity to replace Hewlett-Packard's HP OpenView Desktop Administrator ("DTA") products and services with Novadigm's Radia products and services.

     As part of the agreement with Hewlett-Packard, the Company issued 940,000 shares of common stock to Hewlett-Packard and a warrant for an additional 250,000 shares of common stock. Both the shares issued and the warrant contained restrictions. In addition to the agreement, and for a fee of $2.5 million, Hewlett-Packard was provided a one-year, limited license to upgrade certain existing customers to Novadigm's Radia product. The fair value of the equity issued, less the cash received from Hewlett-Packard and related transaction costs, or $16.1 million, was recorded as an intangible asset at June 30, 2000, is being amortized over the initial term of the agreement, two years. Included in the warrant is a provision that reduces the exercise price of the warrant to $0 if Hewlett-Packard attains certain revenue milestones. Should Hewlett-Packard meet those milestones, the intangible asset will be adjusted and the new amount will be amortized for the remainder of the term. The amortization expense for 2001 was approximately $6.1 million. The amortization expense for 2002 is expected to be $8.1 million unless otherwise adjusted as described above for the attainment of the revenue milestones. At March 31, 2001, the net balance of this intangible asset was $10.1 million.

 9. STOCKHOLDERS NOTES RECEIVABLE

     During 2001, the Company issued notes to executive officers and stockholders of Novadigm. The notes dated April 17, 2000 and April 27, 2000, bear interest at a rate of 6.46% per annum, are secured by shares of the Company's common stock and are due and payable in one year. The Company has renewed the notes for another year.

10. INDUSTRY AND GEOGRAPHIC SEGMENT INFORMATION

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

                                 NOVADIGM, INC.

                                 MARCH 31, 2001

shipped from the United States directly to end-users outside the United States. The Company does not sell products directly to our international subsidiaries.

     Revenue and total asset information by geographic area as of and for the year ended:

                                                                       TOTAL
                                                           REVENUE    ASSETS
                                                           -------    -------
March 31, 2001:
  AAA(1).................................................  $27,363    $51,123
  EMEA(2)................................................   23,083      8,809
                                                           -------    -------
          Total..........................................  $50,446    $59,932
                                                           =======    =======

March 31, 2000:
  AAA(1).................................................  $27,318    $35,312
  EMEA(2)................................................   17,410      9,068
                                                           -------    -------
          Total..........................................  $44,728    $44,380
                                                           =======    =======

March 31, 1999:
  AAA(1).................................................  $17,912    $27,125
  EMEA(2)................................................   14,150      6,251
                                                           -------    -------
          Total..........................................  $32,062    $33,376
                                                           =======    =======

---------------
(1) denotes North America, South America, Asia, Australia and the Pacific Rim

(2) denotes Europe, the Middle East and Africa

                                 NOVADIGM, INC.

                                 MARCH 31, 2001

11. SELECTED QUARTERLY DATA (UNAUDITED)

(IN THOUSANDS)

                                                               QUARTER ENDED
                         -----------------------------------------------------------------------------------------
                         JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,
                           1999       1999        1999       2000        2000       2000        2000       2001
                         --------   ---------   --------   ---------   --------   ---------   --------   ---------
REVENUES:
  Licenses.............   $4,175     $ 6,991    $ 7,629     $ 9,183    $ 3,791     $ 7,998    $ 8,314     $11,144
  Maintenance and
     services..........    3,881       4,336      4,449       4,084      4,512       4,625      4,432       5,630
                          ------     -------    -------     -------    -------     -------    -------     -------
          Total
            revenues...    8,056      11,327     12,078      13,267      8,303      12,623     12,746      16,774
OPERATING EXPENSES:
  Cost of maintenance
     and services......    1,161       1,250      1,437       1,507      1,705       2,141      2,179       3,253
  Sales and
     marketing.........    4,019       5,276      5,849       6,768      5,580       6,119      6,568       7,667
  Research and
     development.......    1,189       1,696      1,509       1,732      2,108       2,161      2,214       2,520
  General and
     administrative....    1,588       1,909      1,692       1,634      1,584       1,812      2,596       2,313
  Amortization of
     intangibles.......       --          --         --          --         --       2,010      2,018       2,018
                          ------     -------    -------     -------    -------     -------    -------     -------
          Total
            operating
            expenses...    7,957      10,131     10,487      11,641     10,977      14,243     15,575      17,771
                          ------     -------    -------     -------    -------     -------    -------     -------
Operating income
  (loss)...............       99       1,196      1,591       1,626     (2,674)     (1,620)    (2,829)       (997)
Interest income and
  other, net...........      237         195        309         317        326         425        409         426
Other income...........       --          --         --          --         --          --      2,171          --
                          ------     -------    -------     -------    -------     -------    -------     -------
Income (loss) before
  provision for income
  taxes................      336       1,391      1,900       1,943     (2,348)     (1,195)      (249)       (571)
Provision for income
  taxes................       43          80        102         202        149          27         27          30
                          ------     -------    -------     -------    -------     -------    -------     -------
Net income (loss)......   $  293     $ 1,311    $ 1,798     $ 1,741    $(2,497)    $(1,222)   $  (276)    $  (601)
                          ======     =======    =======     =======    =======     =======    =======     =======

                                 NOVADIGM, INC.

                                 MARCH 31, 2001

                                 NOVADIGM, INC.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                        BALANCE AT    ADDITIONS                   BALANCE
                                                       BEGINNING OF   CHARGED TO   RECOVERIES     AT END
                   CLASSIFICATION                         PERIOD      OPERATIONS   (WRITEOFFS)   OF PERIOD
                   --------------                      ------------   ----------   -----------   ---------
Allowance for Doubtful Accounts
Year Ended:
  March 31, 1999.....................................     $  770        $  556       $  (543)     $  783
  March 31, 2000.....................................        783           978            (9)      1,752
  March 31, 2001.....................................      1,752         2,153        (1,517)      2,388

                                 EXHIBIT INDEX

  EXHIBIT
    NO.                              DESCRIPTION
-----------                          -----------
3.1*         Certificate of Incorporation of Registrant, as amended.
3.2*         Bylaws of Registrant, as amended.
10.4****     1992 Stock Option Plan, as amended and form of Stock Option
             Agreement.
10.5*        1995 Employee Stock Purchase Plan and form of Subscription
             Agreement.
10.9*        Amendment to Employment Agreement and Stock Option
             Agreements dated as of May 18, 1995 by and among H. Kent
             Petzold and the Registrant, and Albion J. Fitzgerald,
             Shannon Ruiz, Joseph J. Fitzgerald and Brian J. McAlister.
10.10*       Form of Indemnification Agreement entered into between
             Registrant and its officers and directors.
10.11*****   Management Retention Agreement dated August 17, 1998 by and between the Registrant and Robert B. Anderson.
10.13**      Facility lease dated as of March 14, 1997, by and between
             Crossroad Developers Associates, LLC and the Registrant.
10.14**      Employment Agreement effective as of April 1, 1997 by and
             between the Registrant and Wallace D. Ruiz.
10.18        Security Agreement dated April 27, 2000 between the
             Registrant and Albion Fitzgerald.
10.19        Security Agreement dated April 17, 2000 between the
             Registrant and Wallace Ruiz.
10.20******  Alliance Agreement dated June 30, 2000 between the
             Registrant and Hewlett-Packard Company.
10.21        Employment Agreement effective as of April 16, 2001 by and between the Registrant and Gerald M. Labie.
21.1         Subsidiaries of Registrant.
23.1         Consent of Arthur Andersen LLP.
24.1         Power of Attorney (see page 29).

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

****** Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form 8K dated July 19, 2000.