Form 10-Q
period 2001-06-30
NOVADIGM INC
filed 2001-08-14
CIK 888358

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On June 30, 2001 there were 19,899,149 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 NOVADIGM, INC.

                                     INDEX

                                                                      PAGE NO.
                                                                      --------
                        PART I. FINANCIAL INFORMATION
Item    Condensed Consolidated Financial Statements
  1.
        Condensed Consolidated Balance Sheets as of June 30, 2001
        and March 31, 2001..........................................      1
        Condensed Consolidated Statements of Operations for the
        three month periods ended June 30, 2001 and June 30, 2000...      2
        Condensed Consolidated Statements of Cash Flows for the
        three month periods ended June 30, 2001 and June 30, 2000...      3
        Notes to Condensed Consolidated Financial Statements........      4
Item    Management's Discussion and Analysis of Financial Condition
  2.    and Results of Operations...................................      6
Item    Quantitative and Qualitative Disclosures about Market
  3.    Risk........................................................     14

                          PART II. OTHER INFORMATION
Item    Legal Proceedings...........................................     15
  1.
Item    Changes in Securities.......................................     15
  2.
Item    Defaults upon Senior Securities.............................     15
  3.
Item    Submission of Matters to a Vote of Security Holders.........     15
  4.
Item    Other Information...........................................     15
  5.
Item    Exhibits and Reports on Form 8-K............................     15
  6.
Signatures..........................................................     16

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 NOVADIGM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                               JUNE 30,      MARCH 31,
                                                                 2001          2001
                                                              -----------    ---------
                                                              (UNAUDITED)
Cash and cash equivalents...................................   $  6,388      $ 20,592
Short-term marketable securities............................     21,408         6,570
Accounts receivable, net....................................     15,806        18,179
Prepaid expenses and other current assets...................      1,434         1,250
                                                               --------      --------
          Total current assets..............................     45,036        46,591
Property and equipment, net.................................      2,818         2,705
Intangible asset............................................      8,071        10,089
Other assets................................................        556           547
                                                               --------      --------
          Total assets......................................   $ 56,481      $ 59,932
                                                               ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities....................   $ 10,279      $ 10,669
Deferred revenue............................................      4,243         5,113
                                                               --------      --------
          Total current liabilities.........................     14,522        15,782
Stockholders' equity:
  Common stock: 30,000 shares authorized; 19,899 and 19,902
     issued as of June 30, 2001 and March 31, 2001..........         20            20
  Additional paid-in capital................................     90,424        90,300
  Treasury stock............................................     (3,459)       (2,711)
  Stockholders notes receivable.............................     (1,068)       (1,137)
  Accumulated deficit.......................................    (42,886)      (41,244)
  Accumulated comprehensive loss............................     (1,072)       (1,078)
                                                               --------      --------
          Total stockholders' equity........................     41,959        44,150
                                                               --------      --------
                                                               $ 56,481      $ 59,932
                                                               ========      ========

                            See accompanying notes.

                                 NOVADIGM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS
                                                                 ENDED JUNE 30,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
REVENUES:
  Licenses..................................................  $ 9,087     $ 3,791
  Maintenance and services..................................    5,726       4,512
                                                              -------     -------
          Total revenues....................................   14,813       8,303
OPERATING EXPENSES:
  Cost of maintenance and services..........................    2,858       1,705
  Sales and marketing.......................................    6,731       5,580
  Research and development..................................    2,582       2,108
  General and administrative................................    2,543       1,584
  Amortization of intangible................................    2,018          --
                                                              -------     -------
          Total operating expenses..........................   16,732      10,977
                                                              -------     -------
Operating loss..............................................   (1,919)     (2,674)
Interest income, net........................................      277         326
                                                              -------     -------
Loss before provision for income taxes......................   (1,642)     (2,348)
Provision for income taxes..................................       --         149
                                                              -------     -------
Net loss....................................................  $(1,642)    $(2,497)
                                                              =======     =======
Loss per common share -- basic..............................  $ (0.08)    $ (0.13)
                                                              =======     =======
Weighted average common shares outstanding -- basic.........   19,885      18,722
                                                              =======     =======
Loss per share -- diluted...................................  $ (0.08)    $ (0.13)
                                                              =======     =======
Weighted average common and common equivalent shares
  outstanding -- diluted....................................   19,885      18,722
                                                              =======     =======

                            See accompanying notes.

                                 NOVADIGM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS
                                                                 ENDED JUNE 30,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $ (1,642)   $ (2,497)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation expense...................................       333         259
     Amortization expense...................................     2,018          --
     Decrease in accounts receivable........................     2,373       4,917
     Increase in prepaid expenses and other current
      assets................................................      (184)       (305)
     Increase in intangible asset...........................        --        (287)
     Increase in other assets...............................        (9)     (1,178)
     Decrease in accounts payable and accrued liabilities...      (390)       (838)
     (Decrease) increase in deferred revenue................      (870)        478
                                                              --------    --------
          Net cash provided by operating activities.........     1,629         549
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................      (446)       (197)
  Purchases of held-to-maturity securities..................   (21,408)    (12,356)
  Proceeds from redemptions of held-to-maturity
     securities.............................................     6,570      12,095
                                                              --------    --------
          Net cash used in investing activities.............   (15,284)       (458)
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from the sale of common stock and exercise of
     options................................................       124       1,220
  Loans to stockholders.....................................        69          --
  Purchases of treasury stock...............................      (748)         --
                                                              --------    --------
          Net cash provided by (used in) financing
            activities......................................      (555)      1,220
                                                              --------    --------
Effect of exchange rate changes in cash.....................         6        (263)
                                                              --------    --------
Net increase (decrease) in cash and cash equivalents........   (14,204)      1,048
Cash and cash equivalents at the beginning of the period....    20,592       3,670
                                                              --------    --------
Cash and cash equivalents at the end of the period..........  $  6,388    $  4,718
                                                              ========    ========

                             See accompanying notes

                                 NOVADIGM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared by Novadigm, Inc. ("Novadigm") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the financial information set forth therein. These financial statements should be read in conjunction with Novadigm's audited consolidated financial statements included within our Form 10-K for our fiscal year ended March 31, 2001 filed with the Commission on June 27, 2001. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending March 31, 2002, or any other future period.

2. NET LOSS PER SHARE

     Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period adjusted to reflect potentially dilutive securities. Common equivalent shares were excluded from the calculations of loss per share for the periods ended June 30, 2001 and June 30, 2000 because the effect of including such shares in the computation would be anti-dilutive.

     In accordance with SFAS 128, the following table reconciles income (loss) and share amounts used to calculate basic earnings (loss) per share and diluted earnings (loss) per share.

                                                              FOR THE THREE MONTHS
                                                                 ENDED JUNE 30,
                                                              --------------------
                                                               2001         2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)                         -------      -------
Numerator:
  Net loss..................................................  $(1,642)     $(2,497)
                                                              =======      =======
Denominator:
  Weighted average number of common shares
     outstanding -- basic...................................   19,885       18,722
  Incremental shares from assumed conversion of options.....       --           --
                                                              -------      -------
  Weighted average common and common equivalent shares
     outstanding -- diluted.................................   19,885       18,722
                                                              =======      =======
Loss per share -- basic.....................................  $ (0.08)     $ (0.13)
                                                              =======      =======
Loss per share -- diluted...................................  $ (0.08)     $ (0.13)
                                                              =======      =======

3. PENDING ACCOUNTING PRONOUNCEMENTS.

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible

                                 NOVADIGM, INC.

assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

     SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives shall be tested for impairment. Goodwill recognized on or before June 30, 2001, shall be assigned to one or more reporting units and shall be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is initially applied in its entirety.

     Novadigm has not fully assessed the potential impact of the adoption of SFAS No. 142, which is effective for Novadigm as of April 1, 2002. The reassessment of intangible assets must be completed during the first quarter of 2002. Novadigm does not anticipate that these pronouncements will have an effect on the remaining amortizations of its intangible asset. Total amortization of intangible assets for the fiscal year ended March 31, 2001 and the quarter ended June 30, 2001, was approximately $6 million and $2 million, respectively.

4. LEGAL PROCEEDINGS

     On July 6, 2001, Beck Systems, Inc. filed a complaint against Novadigm, Inc. and two of its customers in the United States District Court for the Northern District of Illinois, alleging infringement of two patents held by Beck Systems. Beck Systems alleges that Novadigm's infringement relates to the manufacture and marketing of its EDM and Radia products. Novadigm intends to defend this suit vigorously. However, due to the inherent uncertainties of litigation, Novadigm cannot accurately predict the ultimate outcome of the litigation, particularly in cases such as this where sophisticated factual issues must be assessed and complex technical issues must be decided. Any unfavorable outcome of this litigation could have an adverse impact on Novadigm's business, financial condition and results of operations.

     Novadigm is currently involved in arbitration with a former employee over a dispute concerning benefit plans. Counsel is unable to determine the final outcome or the cost of such arbitration at this time.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements include, but are not limited to: Cost of maintenance and services: We expect the cost of maintenance and services to increase in future quarters to support the growing demand for our maintenance, consulting and training services; Sales and marketing expenses: We expect sales and marketing expenses to increase in future quarters as we continue to invest in the growth of our sales and marketing organizations; Research and development expenses: We anticipate that we will continue to invest resources to further enhance and develop our products, and we anticipate growth in research and development expense in future quarters; General and administrative expenses: We expect general and administrative expenses to increase in dollar terms and to decrease as a percent of total revenues in the future; Liquidity and Capital Resources: Although it is difficult for us to predict future liquidity requirements with certainty, we believe that our existing cash and marketable securities balances together with cash from operations will be adequate to finance our operations for the next twelve months. Although operating activities may provide cash in certain periods, to the extent we experience growth in the future, we anticipate that our operating and investing activities may use cash; and Qualitative and Quantitative Disclosures about Market Risk: As a result, we do not expect fluctuations in interest rates to have a material impact on the fair value of these securities.

     All forward-looking statements included in this document are based on information available to us on the date hereof and we assume no obligation to update any such forward-looking statement. These forward-looking statements relate to anticipated future events or conditions that are subject to numerous risks and uncertainties. As a result of these risks and uncertainties, our actual results could differ materially from historical results or anticipated results. Some of these risks and uncertainties are discussed under the caption "Business Risks" below. We encourage our stockholders and prospective investors in our Common Stock to consider these risks carefully. This report should be read in conjunction with our annual report on Form 10-K for the fiscal year ended March 31, 2001 as filed with the Securities and Exchange Commission.

OVERVIEW

     Novadigm designs, develops, markets and supports technology software that automates the management of digital assets for enterprise information technology ("IT") organizations, service providers, outsourcers and software content providers. Our principal customers include large and medium-size enterprises, government organizations and service providers facing the challenges of offering software-enabled services, while reducing costs and maintaining high availability and reliability of digital assets on thousands to hundreds-of-thousands of computing devices, across heterogeneous environments and networks. Novadigm was incorporated in February 1992. Through September 1993, our primary efforts were devoted to product development. In October 1993, Version 1.0 of EDM was released for general availability. Since its first release, Novadigm has continued to develop EDM by adding new features, applications and platforms. Version 2.0 of EDM was released in February 1994, Version 3.0 in June 1995, and Version 4.0 was released in October 1997. In November 1997, Novadigm released Radia Software Manager, a publisher managed, Internet-based software and content management solution. In November 1998, Novadigm announced the general availability of Radia Version 2.0 as well as the Radia Application Manager, a subscriber managed, Internet-based software and content management solution. Novadigm followed with the release of Radia Inventory Manager in December 2000, a policy-driven, digital asset inventory tool that automatically discovers information about hardware and software, and consolidates the results into Web-based reports. Novadigm announced its latest release of its suite of Radia products, Release 2.1 in January 2001.

     We generate license revenues from licensing the rights to use our software products to end users and sublicense fees from resellers. We also generate maintenance and service revenues from providing renewable support and software update rights services (maintenance) and from consulting and training activities performed for license customers.

     Revenues from perpetual software license agreements are recognized as revenue upon shipment of the software if evidence of an arrangement exists, pricing is fixed and determinable, payment is due within one year and collectibility is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. We enter into reseller arrangements that typically provide for sublicense fees payable to Novadigm based on a percent of our list price. Reseller arrangements may include non-refundable payments in the form of guaranteed sublicense fees. Guaranteed sublicense fees from resellers are recognized as revenue upon shipment of the master copy of all software to which the guaranteed sublicense fees relate if the reseller is creditworthy and if the terms of the agreement are such that the payment obligation is not subject to price adjustment, is non-cancelable and non-refundable and due within 90 days. These guaranteed sublicense fees are applied against sublicense fees reported by the reseller in relicensing Novadigm's products to end-users. Novadigm recognized no guaranteed sublicense fees in the quarter ended June 30, 2001. As of June 30, 2001, 98% of all such guaranteed sublicense fees recognized by Novadigm were placed with end users or forfeited by the reseller.

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

GEOGRAPHIC SEGMENT INFORMATION

     We market our products and related services to customers in North America, the Pacific Rim, and South America ("AAA"), and to Europe, the Middle East and Africa ("EMEA"). Our international revenue represents products shipped from the United States directly to end-users outside the United States. We do not sell products directly to our international subsidiaries.

     The following table presents revenue information by geographic area for the three-month periods ended June 30, 2001 and 2000.

                                                             2001       2000
(IN THOUSANDS)                                              -------    ------
AAA.......................................................  $11,518    $4,686
EMEA......................................................    3,295     3,617
                                                            -------    ------
          Total...........................................  $14,813    $8,303
                                                            =======    ======

     The following table presents total asset information by geographic area at June 30, 2001 and 2000.

                                                            2001       2000
(IN THOUSANDS)                                             -------    -------
AAA......................................................  $49,500    $52,214
EMEA.....................................................    6,981      8,561
                                                           -------    -------
          Total..........................................  $56,481    $60,775
                                                           =======    =======

     All period references in the discussion below and in the remainder of Item 2 are to fiscal periods based on our fiscal year ending March 31.

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

     For the periods indicated, the following table sets forth the percentage of total revenue represented by the respective line items in our condensed consolidated statements of operations (unaudited):

                                                              FOR THE THREE MONTHS
                                                                 ENDED JUNE 30,
                                                              --------------------
                                                               2001         2000
                                                              -------      -------
REVENUES:
  Licenses..................................................    61.3%        45.7%
  Maintenance and services..................................    38.7         54.3
                                                              ------       ------
          Total revenues....................................   100.0        100.0
                                                              ------       ------
OPERATING EXPENSES:
  Cost of maintenance and services..........................    19.3         20.5
  Sales and marketing.......................................    45.4         67.2
  Research and development..................................    17.4         25.4
  General and administrative................................    17.2         19.1
  Amortization of intangible................................    13.6           --
                                                              ------       ------
          Total operating expenses..........................   112.9        132.2
                                                              ------       ------
Operating loss..............................................   (12.9)       (32.2)
Interest income, net........................................     1.9          3.9
                                                              ------       ------
Loss before provision for income taxes......................   (11.0)       (28.3)
Provision for income taxes..................................      --          1.8
                                                              ------       ------
Net loss....................................................   (11.0)%      (30.1)%
                                                              ======       ======

     Total revenues for our fiscal quarter ended June 30, 2001 were $14.8 million compared to $8.3 million for the same quarter of the previous year, an increase of $6.5 million or 78%. Revenues attributable to the direct sales channel in the quarter ended June 30, 2001 were 94% of total revenues compared to 83% of total revenues for the same quarter last year. Revenues from North America customers in the quarter ended June 30, 2001 represented 78% of total revenues compared to 56% of total revenues for the same quarter last year. The increase in total revenues in the current year quarter over the same quarter last year is due to closing two large license contracts and higher maintenance and services revenues. The two large contracts recognized in the current year quarter accounted for 59% of the total revenue. One contract was with a major international IT outsourcer, which started its roll-out and deployment of their multi-year outsource contract with the U. S. government. The second contract was with a large healthcare provider.

     License revenues were $9.1 million for the quarter ended June 30, 2001, a 139% increase over license revenues for the same quarter last year. The increase in license revenues in the current year quarter over the prior year quarter is due primarily to closing two large license contracts in North America in the current year quarter.

     Maintenance and service revenues were $5.7 million an increase in the current year quarter by $1.2 million or 27% over the same quarter last year. The increase in maintenance and service revenues for the quarter is due primarily to the increased demand for our consulting and training services associated with services provided to a major international IT outsourcer in the fulfillment of their multi-year outsource contract with the U. S. government as well as due to the high rate of renewal of maintenance service contracts by our customers.

     Cost of maintenance and services includes the direct costs of customer support and update rights, and the direct and indirect costs of providing training, technical support and consulting services to our customers. These direct and indirect costs are primarily comprised of payroll and benefits for support personnel and field engineers, travel and lodging expenses, third party consulting fees and other related overhead. Cost of maintenance and services was $2.9 million for the quarter ended June 30, 2001 compared to $1.7 million in the same quarter last year. The cost of maintenance and services increased $1.2 million or 68% in the current year quarter over the same quarter last year. The gross margin on maintenance and service revenue was 50%, a decline in the gross margin of 62% in the same quarter a year ago. The lower gross margin is due primarily to the non-renewal of maintenance during the past year by a former distributor, Amdahl Corporation which caused maintenance revenues to grow at a slower rate. In addition, higher staffing levels in the technical services and customer support organizations increased the cost of maintenance and services in the current year quarter over the same quarter last year. We expect the cost of maintenance and services to increase in future quarters to support the growing demand for our maintenance, consulting and training services.

     Sales and marketing expenses consist primarily of salaries, related benefits, commissions, travel and other costs associated with our sales and marketing efforts. Sales and marketing expenses for the quarter ended June 30, 2001 were $6.7 million compared to $5.6 million for the same quarter last year. The increase in sales and marketing expenses in the current year quarter over the same quarter last year is primarily due to increased compensation costs incurred as a result of the increase in reported revenues. We expect sales and marketing expenses to increase in future quarters as we continue to invest in the growth of our sales and marketing organizations.

     Research and development expenses consist primarily of salaries, related benefits, consultant fees and other costs associated with our research and development efforts. Research and development expenses for quarters ended June 30, 2001 and June 30, 2000 are $2.6 million and $2.1 million, respectively. The higher costs in the current year quarter as compared to the same quarter last year were due to an increase in personnel to support partner alliances, as well as the continuing development of Radia in support of new and revised platforms, and to provide new features and enhancements. We believe that a significant investment in research and development activities is essential to provide for our future growth, particularly research and development relating to our Internet activities. We anticipate that we will continue to invest resources to further enhance and develop our products, and we anticipate growth in research and development expense in future quarters.

     General and administrative expenses consist primarily of salaries, related benefits, travel and fees for professional services such as consulting, legal, accounting and recruiting fees. General and administrative expenses for the quarters ended June 30, 2001 and June 30, 2000 are $2.6 million and $1.6 million, respectively. The increase in the current year quarter as compared to the prior year quarter is due primarily to additional management hired in the recent past quarters in human resources, legal, business development, and general management. In addition, legal fees increased in the current year quarter as compared to the same quarter last year. We expect general and administrative expenses to increase in dollar terms in the future.

     Amortization of intangible consists of a charge to earnings for the noncash amortization of the intangible asset acquired in the alliance agreement with Hewlett-Packard in June 2000. The amortization expense is approximately $2 million per quarter since its inception. We expect to amortize the intangible asset at $2 million per quarter for the remainder of the fiscal year and thereafter until fully amortized by the first quarter of the next fiscal year.

     Interest income, net is comprised primarily of interest income earned on our cash, cash equivalents and investments adjusted for interest expense, net foreign exchange gain (loss) and other financing expenses. Interest income was $277 thousand in the quarter ended June 30, 2001 compared to $326 thousand in the same quarter last year, a decrease of $49 thousand or 15%. The decrease of interest income, net is due primarily to lower interest rates on higher balances of cash, cash equivalents and marketable securities.

     Provision for income taxes is primarily for federal alternative minimum taxes and state and foreign income taxes. For the quarter ended June 30, 2001 the provision is $0 compared to approximately $149 thousand in the same quarter last year. The decrease is primarily due to reporting a loss in the current year quarter compared to reporting income in a European subsidiary in the comparable quarter of last year.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations for the three-month period ended June 30, 2001 was $1.6 million compared to $549 thousand for the same three-month period last year. The increase in cash provided by operations for the three-month period ended June 30, 2001 is primarily due to a smaller reported loss in the current year quarter compared to the same quarter last year. In addition, the reported loss in the current year quarter contained a non-cash amortization expense of approximately $2 million.

     As of June 30, 2001, we had working capital of $30.5 million including $27.8 million of cash, cash equivalents and short-term marketable securities.

     Property and equipment expenditures for the quarter ended June 30, 2001 were $446 thousand. The Company had no material commitments to purchase property and equipment at June 30, 2001, and we expect that other purchases of property and equipment throughout the remainder of the year to be at a rate constant with the prior fiscal year.

     In October 2000, we announced our intention to repurchase up to 500,000 of our outstanding common shares. During the quarter ended June 30, 2001, $748,000 was expended to repurchase 74,500 common shares. In addition, on August 3, 2001, our board of directors increased the number of shares we are authorized to repurchase to 550,000 shares. We expect to repurchase additional shares of our common stock throughout the remainder of the fiscal year.

     Although it is difficult for us to predict future liquidity requirements with certainty, we believe that our existing cash and marketable securities balances together with cash from operations will be adequate to finance our operations for the next twelve months. Although operating activities may provide cash in certain periods, to the extent we experience growth in the future, we anticipate that our operating and investing activities may use cash. Consequently, any such future growth may require us to obtain additional equity or debt financing, which may not be available on commercially reasonable terms or which may be dilutive.

BUSINESS RISKS

     History of Operating Losses. We have reported an operating loss for every quarter since our incorporation in February 1992 except for the four consecutive quarters of fiscal 1996 and fiscal 2000, and the last three-quarters of fiscal 1999. There can be no assurance that we will be able to sustain profitability on a quarterly or annual basis in the future.

     Fluctuations in Quarterly Results; Seasonality. Our quarterly operating results have fluctuated in the past and are expected to fluctuate significantly in the future due to a number of factors, including, among others, the size and timing of customer orders, the timing and market acceptance of our new products, the level and pricing of international sales, foreign currency exchange rates, changes in the level of operating expenses, technological advances and competitive conditions in the industry. In addition, a weakened economic climate may cause customers to delay their decision to order our products which could have a material adverse effect on our results of operations. Revenues received from our individual customers vary significantly based on the size of the product installation. Customer orders for our products have ranged from $25,000 to over $4 million, and have averaged from approximately $200,000 to $400,000. As a result, our quarterly operating results are likely to be significantly affected by the number and size of customer orders we are able to obtain in any particular quarter. In addition, the sales cycle for our products is lengthy and unpredictable, and may range from a few months to over a year, depending upon the interest of the prospective customer in our products, the size of the order (which may involve a significant commitment of capital by the customer), the decision-making and acceptance procedures within the customer's organization, the complexity of implementation and other factors.

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

     Rapid Technological Change and Introduction of New Products. The market for software management and Electronic Software Distribution ("ESD") products is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. Our future success will depend in large part on our ability to enhance our current products and to develop and introduce new products that keep pace with technological developments, achieve market acceptance and respond to customer requirements that are constantly evolving. Responding to rapid technological change and the need to develop and introduce new products to meet customers' expanding needs will require us to make substantial investments in research and product development. During fiscal 2001, among other research and development expenditures, we allocated research and development funding to the development of Novadigm's e-wrap technology to additional platforms in operating systems. We intend to continue to allocate funding to these development projects throughout fiscal 2002. If we fail to anticipate or respond adequately to technological developments and customer requirements, and in particular advances in client/server enterprise hardware platforms, internet applications and platforms, operating systems and systems management applications, or any significant delays in product development or introduction, this could result in a loss of competitiveness or could materially and adversely affect our operating results. There can be no assurance that any product enhancements or new products we develop will gain market acceptance.

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

     Competition in the software and content management market is diverse and rapidly changing. While a variety of vendors have offered some form of ESD, Internet Services Management or similar solutions with their offerings, the closest competitors of Novadigm today fall into four categories:

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

     Risks Related to International Revenues. In the three-month periods ended June 30, 2001 and June 30, 2000, approximately 22% and 44%, respectively, of our revenues were derived from our international operations. International revenues are a significant percentage of our revenues and we plan to continue to develop international sales, primarily through our European operations. Our operations and financial results could be significantly affected by factors associated with international operations, such as changes in foreign currency exchange rates, uncertainties relative to regional economic circumstances, longer payment cycles, greater difficulty in accounts receivable collection, changes in regulatory requirements and product localization requirements, as well as by other factors associated with international activities. A majority of our international revenues and costs have been denominated in foreign currencies. We believe that an increasing portion of our international revenues and costs will be denominated in foreign currencies in the future. In addition, although we cannot predict the potential consequences to our business as a result of the adoption of the Euro as a common currency in Europe, the transition to the Euro presents a number of risks, including increased competition from European firms as a result of pricing transparency. To date, we have not engaged in any foreign exchange hedging transactions and we are therefore subject to foreign currency risk.

     Customer Concentration. During 2001, one customer accounted for approximately 12% of our total revenues. In the three month period ended June 30, 2001, two customers accounted for 59% of total revenues. In June 1995, Novadigm entered into a seven-year, non-exclusive OEM and distribution agreement with

Amdahl Corporation ("Amdahl"). Under the agreement, Amdahl was able to sublicense EDM throughout the world as part of its bundled solution and sublicense EDM stand-alone to a limited worldwide market. Novadigm agreed to provide limited technical support and training. The agreement required Amdahl to pay Novadigm minimum annual royalties. Amdahl did not meet the minimum royalty commitment for fiscal 2000 and we terminated the agreement effective March 31, 2000. Though the termination of the OEM and distribution agreement with Amdahl resulted in a decline in maintenance revenues from Amdahl, we do not believe it had any material long term effect on our total revenues.

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

     There can be no assurance that third parties will not claim infringement with respect to current or future products of Novadigm. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in their industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms or at all, which could have a material adverse effect on the business, results of operations, and financial condition of Novadigm.

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

     The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. These currencies have been relatively stable against the U.S. dollar for the past several years. Foreign currency fluctuations have not had a material impact historically on our revenues or results of operations. Currently, we have operations in the United Kingdom, France and Germany and conduct transactions in the local currency of each location. Although we currently derive no material revenues from highly inflationary economies, we are expanding our presence in international markets outside Europe, including the Pacific Rim and Latin America, whose currencies have tended to fluctuate more relative to the U.S. dollar. There can be no assurance that European currencies will remain stable relative to the U.S. dollar or that future fluctuations in the value of foreign currencies will not have a material adverse effect on our business, operating results, revenues and financial condition. For the quarter ended June 30, 2001, the impact of fluctuations in these currencies resulted in transaction losses of $111 thousand offset by transaction gains of $100 thousand.

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

     At June 30, 2001, our cash and cash equivalents consisted primarily of demand deposits and money market funds held by large institutions in the U.S., and our short-term investments were invested in corporate debt maturing in less than 90 days.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On July 6, 2001, Beck Systems, Inc. filed a complaint against Novadigm, Inc. and two of its customers in the United States District Court for the Northern District of Illinois, alleging infringement of two patents held by Beck Systems. Beck Systems alleges that Novadigm's infringement relates to the manufacture and marketing of its EDM and Radia products. We intend to defend this suit vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation, particularly in cases such as this where sophisticated factual issues must be assessed and complex technical issues must be decided. Any unfavorable outcome of this litigation could have an adverse impact on our business, financial condition and results of operations.

     We are currently involved in arbitration with a former employee over a dispute concerning benefit plans. Counsel is unable to determine the final outcome or the cost of such arbitration at this time.

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

Dated: August 14, 2001                    NOVADIGM, INC.

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