Form 10-Q
period 2001-09-30
NOVADIGM INC
filed 2001-11-14
CIK 888358

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

(Mark One)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM ---------- TO ----------

                        COMMISSION FILE NUMBER: 0-26156

                             ---------------------

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

     On September 30, 2001 there were 19,717,246 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
                        PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
         Condensed Consolidated Balance Sheets as of September 30,
         2001 and March 31, 2001.....................................      2
         Condensed Consolidated Statements of Operations for the
         three-month and six-month periods ended September 30, 2001
         and September 30, 2000......................................      3
         Condensed Consolidated Statements of Cash Flows for the
         six-month periods ended September 30, 2001 and September 30,
         2000........................................................      4
         Notes to Condensed Consolidated Financial Statements........      5
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................      7
Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk........................................................     15

                          PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings...........................................     17
Item 2.  Changes in Securities.......................................     17
Item 3.  Defaults upon Senior Securities.............................     17
Item 4.  Submission of Matters to a Vote of Security Holders.........     17
Item 5.  Other Information...........................................     17
Item 6.  Exhibits and Reports on Form 8-K............................     17
SIGNATURES...........................................................     18

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 NOVADIGM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,   MARCH 31,
                                                                  2001          2001
                                                              -------------   ---------
                                                               (UNAUDITED)
                                        ASSETS
Cash and cash equivalents...................................    $  6,364      $ 20,592
Short-term marketable securities............................      15,860         6,570
Accounts receivable, net....................................      21,178        18,179
Prepaid expenses and other current assets...................       1,690         1,250
                                                                --------      --------
     Total current assets...................................      45,092        46,591
Property and equipment, net.................................       2,758         2,705
Intangible asset............................................       6,053        10,089
Other assets................................................         675           547
                                                                --------      --------
     Total assets...........................................    $ 54,578      $ 59,932
                                                                ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities....................    $ 11,005      $ 10,669
Deferred revenue............................................       4,500         5,113
                                                                --------      --------
     Total current liabilities..............................      15,505        15,782
Stockholders' equity:
Common stock: 30,000 shares authorized; 20,402 and 20,256
     issued and 19,717 and 19,902 outstanding as of
     September 30, 2001 and March 31, 2001, respectively....          20            20
Additional paid-in capital..................................      91,013        90,300
Treasury stock..............................................      (5,559)       (2,711)
Stockholders notes receivable...............................        (945)       (1,137)
Accumulated deficit.........................................     (44,470)      (41,244)
Accumulated comprehensive loss..............................        (986)       (1,078)
                                                                --------      --------
     Total stockholders' equity.............................      39,073        44,150
                                                                --------      --------
                                                                $ 54,578      $ 59,932
                                                                ========      ========

                            See accompanying notes.

                                 NOVADIGM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                                            SEPTEMBER 30,        SEPTEMBER 30,
                                                         -------------------   -----------------
                                                           2001       2000      2001      2000
                                                         --------   --------   -------   -------
REVENUES:
  Licenses.............................................  $ 9,074    $ 7,998    $18,161   $11,789
  Maintenance and services.............................    6,155      4,625     11,881     9,137
                                                         -------    -------    -------   -------
     Total revenues....................................   15,229     12,623     30,042    20,926
OPERATING EXPENSES:
  Cost of maintenance and services.....................    2,866      2,141      5,724     3,846
  Sales and marketing..................................    6,641      6,119     13,372    11,699
  Research and development.............................    2,538      2,161      5,120     4,269
  General and administrative...........................    3,041      1,812      5,584     3,396
  Amortization of intangible...........................    2,018      2,010      4,036     2,010
                                                         -------    -------    -------   -------
     Total operating expenses..........................   17,104     14,243     33,836    25,220
                                                         -------    -------    -------   -------
Operating loss.........................................   (1,875)    (1,620)    (3,794)   (4,294)
Interest income, net...................................      291        425        568       751
                                                         -------    -------    -------   -------
Loss before provision for income taxes.................   (1,584)    (1,195)    (3,226)   (3,543)
Provision for income taxes.............................       --         27         --       176
                                                         -------    -------    -------   -------
Net loss...............................................  $(1,584)   $(1,222)   $(3,226)  $(3,719)
                                                         =======    =======    =======   =======
Loss per share -- basic................................  $ (0.08)   $ (0.06)   $ (0.16)  $ (0.19)
                                                         =======    =======    =======   =======
Weighted average common shares outstanding -- basic....   19,874     19,957     19,880    19,343
                                                         =======    =======    =======   =======
Loss per share -- diluted..............................  $ (0.08)   $ (0.06)   $ (0.16)  $ (0.19)
                                                         =======    =======    =======   =======
Weighted average common and common equivalent shares
  outstanding -- diluted...............................   19,874     19,957     19,880    19,343
                                                         =======    =======    =======   =======

                            See accompanying notes.

                                 NOVADIGM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    FOR THE
                                                               SIX MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $ (3,226)  $ (3,719)
  Adjustments to reconcile net loss to net cash used in
     operating activities --
     Depreciation expense...................................       610        339
     Amortization expense...................................     4,036      2,011
     (Increase) decrease in accounts receivable.............    (2,999)     2,567
     Increase in prepaid expenses and other current
      assets................................................      (440)      (740)
     Increase in intangible asset...........................        --       (287)
     Increase in other assets...............................      (128)    (1,180)
     Increase (decrease) in accounts payable and accrued
      liabilities...........................................       336        (45)
     Decrease in deferred revenue...........................      (613)      (865)
                                                              --------   --------
       Net cash used in operating activities................    (2,424)    (1,919)
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................      (663)      (281)
  Purchases of held-to-maturity securities..................   (35,293)   (32,895)
  Proceeds from redemptions of held-to-maturity
     securities.............................................    26,003     28,250
                                                              --------   --------
       Net cash used in investing activities................    (9,953)    (4,926)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from the sale of common stock and exercise of
     options................................................       713      5,447
  Loans to stockholders.....................................       192         --
  Purchases of treasury stock...............................    (2,848)        --
                                                              --------   --------
       Net cash provided by (used in) financing
        activities..........................................    (1,943)     5,447
                                                              --------   --------
Effect of exchange rate changes on cash.....................        92       (542)
                                                              --------   --------
Net decrease in cash and cash equivalents...................   (14,228)    (1,940)
Cash and cash equivalents at the beginning of the period....    20,592      3,670
                                                              --------   --------
Cash and cash equivalents at the end of the period..........  $  6,364   $  1,730
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

2.  LOSS PER SHARE

     Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period adjusted to reflect potentially dilutive securities. Common equivalent shares were excluded from the calculations of loss per share for the periods ended September 30, 2001 and September 30, 2000 because the effect of including such shares in the computation would be anti-dilutive.

     In accordance with SFAS 128, the following table reconciles income (loss) and share amounts used to calculate basic earnings (loss) per share and diluted earnings (loss) per share.

                                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                                            SEPTEMBER 30,        SEPTEMBER 30,
                                                         -------------------   -----------------
                                                           2001       2000      2001      2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)                    --------   --------   -------   -------
Numerator:
  Net loss.............................................  $(1,584)   $(1,222)   $(3,226)  $(3,719)
                                                         =======    =======    =======   =======
Denominator:
  Weighted average number of common shares
     outstanding -- basic..............................   19,874     19,957     19,880    19,343
  Incremental shares from assumed conversion of stock
     options...........................................       --         --         --        --
                                                         -------    -------    -------   -------
  Weighted average common and common equivalent shares
     outstanding -- diluted............................   19,874     19,957     19,880    19,343
                                                         =======    =======    =======   =======
Loss per share -- basic................................  $ (0.08)   $ (0.06)   $ (0.16)  $ (0.19)
                                                         =======    =======    =======   =======
Loss per share -- diluted..............................  $ (0.08)   $ (0.06)   $ (0.16)  $ (0.19)
                                                         =======    =======    =======   =======

3.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS

                                 NOVADIGM, INC.

No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annual for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

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

     We have not fully assessed the potential impact of the adoption of SFAS No. 142, which is effective for us as of April 1, 2002. The reassessment of intangible assets must be completed during the first quarter of fiscal 2003 and the assignment of goodwill to reporting units, along with completion of the first step of the transitional goodwill impairment tests, must be completed during the first six months of fiscal 2003. Total amortization of intangible assets for the year ended March 31, 2001, was approximately $6 million.

4.  LEGAL PROCEEDINGS

     On July 6, 2001, Beck Systems, Inc. filed a complaint against Novadigm and two of its customers in the United States District Court for the Northern District of Illinois, alleging infringement of two patents held by Beck Systems. Beck Systems alleges that Novadigm's infringement relates to the manufacture and marketing of its EDM and Radia products. We intend to defend this suit vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation, particularly in cases such as this where sophisticated factual issues must be assessed and complex technical issues must be decided. Any unfavorable outcome of this litigation could have a material adverse impact on our results of operations.

     We are currently involved in arbitration with a former employee over a dispute concerning benefit plans. Counsel is unable to determine the final outcome or the cost of such arbitration at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements include, but are not limited to: Cost of maintenance and services: We expect the cost of maintenance and services to increase in future quarters to support the growing demand by customers for our maintenance, consulting and training services as well as to enable partners to implement projects for our customers; Sales and marketing expenses: We expect sales and marketing expenses to increase in future periods to support our growth plans; Research and development expenses: Although we anticipate that we will continue to invest resources to further enhance and develop our products, we do not anticipate significant growth in research and development expense in the remainder of the fiscal year; General and administrative expenses: We do not expect quarterly general and administrative expenses to increase for the remainder of the fiscal year; Liquidity and Capital
Resources: Although it is difficult for us to predict future liquidity requirements with certainty, we believe that our existing cash and marketable securities balances, together with cash from operations, will be adequate to finance our operations and the repurchase of our common shares for at least the next twelve months. Although operating activities may provide cash in certain periods, to the extent we experience growth in the future, we anticipate that our operating and investing activities may use cash; and Qualitative and Quantitative Disclosures about Market Risk: As a result, we do not expect fluctuations in interest rates to have a material impact on the fair value of these securities.

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

OVERVIEW

     Novadigm designs, develops, markets and supports technology software that automates the management of digital assets for enterprise information technology ("IT") organizations, service providers, outsourcers and software content providers. Our principal customers include large and medium-size enterprises, government organizations and service providers facing the challenges of offering software-enabled services, while reducing costs and maintaining high availability and reliability of digital assets on thousands to hundreds-of-thousands of computing devices, across heterogeneous environments and networks. Novadigm was incorporated in February 1992. Through September 1993, our primary efforts were devoted to product development. In October 1993, Version 1.0 of EDM was released for general availability. Since its first release, Novadigm has continued to develop EDM by adding new features, applications and platforms. Version 2.0 of EDM was released in February 1994, Version 3.0 in June 1995, and Version 4.0 was released in October 1997. In November 1997, Novadigm released Radia Software Manager, a publisher managed, Internet-based software and content management solution. In November 1998, Novadigm announced the general availability of Radia Version 2.0 as well as the Radia Application Manager, a subscriber managed, Internet-based software and content management solution. Novadigm followed with the release of Radia Inventory Manager in December 2000, a policy-driven, digital asset inventory tool that automatically discovers information about hardware and software, and consolidates the results into Web-based reports. Novadigm announced in October, 2001, its latest release, Radia Management Suite 3.0 for Windows.

     We generate license revenues from licensing the rights to use our software products to end users and sublicense fees from resellers. We also generate maintenance and service revenues from providing renewable support and software update rights services (maintenance) and from consulting and training activities performed for license customers.

     We recognize revenues from perpetual software license agreements upon shipment of the software, if evidence of an arrangement exists, pricing is fixed and determinable, payment is due within one year and collectibility is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. We enter into reseller arrangements that typically provide for sublicense fees payable to Novadigm based on a percent of our list price. Reseller arrangements may include non-refundable payments in the form of guaranteed sublicense fees. Guaranteed sublicense fees from resellers are recognized as revenue upon shipment of the master copy of all software to which the guaranteed sublicense fees relate if the reseller is creditworthy and if the terms of the agreement are such that the payment obligation is not subject to price adjustment, is non-cancelable and non-refundable and due within 90 days. These guaranteed sublicense fees are applied against sublicense fees reported by the reseller in relicensing Novadigm's products to end-users. Novadigm recognized no guaranteed sublicense fees in the quarter ended September 30, 2001.

     We recognize revenues for maintenance ratably over the term of the support period. If maintenance is included in a license agreement, such services are unbundled from the license fee at their fair market value based on the value established by independent sale of such maintenance to customers. Consulting revenues are primarily related to implementation services performed under separate service arrangements related to the installation of Novadigm's software products. Such services generally do not include customization or modification of the underlying software code. If included in a license agreement, such services are unbundled at their fair market value based on the value established by the independent sale of such services to customers. We recognize revenues from consulting and training services as those services are performed.

GEOGRAPHIC SEGMENT INFORMATION

     We market our products and related services to customers in North and South America ("Americas"), Australia and Asia ("AAA"), and to Europe, the Middle East and Africa ("EMEA"). Our international revenue represents products shipped from the United States directly to end-users outside the United States. We do not sell products directly to our international subsidiaries.

     The following table presents revenue information by geographic area for the three and six-month periods ended September 30, 2001 and 2000.

                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                 -------------------   -----------------
                                                   2001       2000      2001      2000
(IN THOUSANDS)                                   --------   --------   -------   -------
AAA............................................  $ 6,699    $ 6,805    $18,190   $11,567
EMEA...........................................    8,530      5,818     11,852     9,359
                                                 -------    -------    -------   -------
     Total.....................................  $15,229    $12,623    $30,042   $20,926
                                                 =======    =======    =======   =======

     The following table presents total asset information by geographic area at September 30, 2001 and 2000.

                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2001      2000
(IN THOUSANDS)                                                -------   -------
AAA.........................................................  $41,527   $53,314
EMEA........................................................   13,051     7,137
                                                              -------   -------
     Total..................................................  $54,578   $60,451
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

     For the periods indicated, the following table sets forth the percentage of total revenue represented by the respective line items in our condensed consolidated statements of operations (unaudited):

                                                               THREE MONTHS       SIX MONTHS
                                                                  ENDED             ENDED
                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                              --------------    --------------
                                                              2001     2000     2001     2000
                                                              -----    -----    -----    -----
REVENUES:
  Licenses..................................................   59.6%    63.4%    60.5%    56.3%
  Maintenance and services..................................   40.4     36.6     39.5     43.7
                                                              -----    -----    -----    -----
     Total revenues.........................................  100.0    100.0    100.0    100.0
OPERATING EXPENSES:
  Cost of maintenance and services..........................   18.8     17.0     19.1     18.4
  Sales and marketing.......................................   43.6     48.4     44.5     55.9
  Research and development..................................   16.7     17.1     17.0     20.4
  General and administrative................................   20.0     14.4     18.6     16.2
  Amortization of intangible................................   13.2     15.9     13.4      9.6
                                                              -----    -----    -----    -----
     Total operating expenses...............................  112.3    112.8    112.6    120.5
                                                              -----    -----    -----    -----
Operating loss..............................................  (12.3)   (12.8)   (12.6)   (20.5)
Interest income, net........................................    1.9      3.3      1.9      3.6
                                                              -----    -----    -----    -----
Loss before provision for income taxes......................  (10.4)    (9.5)   (10.7)   (16.9)
Provision for income taxes..................................     --      0.2       --      0.8
                                                              -----    -----    -----    -----
Net loss....................................................  (10.4)%   (9.7)%  (10.7)%  (17.7)%
                                                              =====    =====    =====    =====

     Total revenues for our second fiscal quarter ended September 30, 2001 were $15.2 million compared to $12.6 million for the same quarter of the previous year, an increase of approximately $2.6 million or 21%. Revenues attributable to the direct sales channel in the quarter ended September 30, 2001 were 94% of total revenues compared to 78% of total revenues for the same quarter last year. Revenues from North America customers in the quarter ended September 30, 2001 represented 45% of total revenues compared to 54% of total revenues for the same quarter last year. Total revenues for the six-month period ended September 30, 2001 were $30.0 million compared to $20.9 million for the same period of the previous year, an increase of approximately $9.1 million or 44%. Revenues attributable to the direct sales channel in the six-month period ended September 30, 2001 were 94% of total revenues compared to 80% of total revenues for the same period last year. Revenues from North America customers in the six-month period ended September 30, 2001 represented 61% of total revenues compared to 55% of total revenues for the same period last year. The increase in total revenues in the current year quarter and six-month period over the same quarter and six-month period last year, respectively, is due to closing significantly larger license contracts, completing more billable consulting services and higher maintenance revenues in the current year periods as compared with last year.

     License revenues were $9.1 million or 59.6% of total revenues for the quarter ended September 30, 2001 compared to $8.0 million or 63.4% of total revenues for the same quarter last year. This was an increase of $1.1 million or 14%. License revenues for the six-month period ended September 30, 2001 were $18.2 million or 60.5% of total revenues compared to $11.8 million or 56.3% of total revenues for the same period last year. This was an increase of $6.4 million or 54%. The increases in license revenues for the quarter and six-month periods ended September 30, 2001 were primarily attributable to closing contracts with a higher average price fueled by an increased demand for our products by new and existing customers, particularly larger enterprises and service providers.

     Maintenance and service revenues were $6.2 million or 40.4% of total revenues for the quarter ended September 30, 2001 compared to $4.6 million or 36.6% of total revenues for the comparable quarter last year.

This was an increase in maintenance and service revenue of $1.6 million or 35%. Maintenance and service revenues for the six-month period ended September 30, 2001 were $11.9 million or 39.5% of total revenues compared to $9.1 million or 43.7% of total revenues for the comparable period last year. This was an increase in maintenance and service revenue of $2.8 million or 31%. The increase in maintenance and service revenues for the quarter and six-month periods ended September 30, 2001, is due primarily to the increased demand for our consulting and training services associated with contracting large licenses and the growing customer base which provides higher maintenance revenues.

     Cost of maintenance and services includes the direct costs of customer support and update rights, and the direct and indirect costs of providing training, maintenance and technical support and consulting services to our customers. Cost of maintenance and services consist primarily of payroll, related benefits, and travel for field engineers and support personnel, other related overhead and third-party consulting fees. Cost of maintenance and services were $2.9 million for the quarter ended September 30, 2001 compared to $2.1 million for the quarter ended September 30, 2000. Cost of maintenance and services for the six-month period ended September 30, 2001 was $5.7 million compared to $3.8 million for the same period last year. Gross margins of maintenance and services have declined in the current quarter and six-month period compared to the same periods last year due to rising costs. The higher cost of maintenance and services in the quarter and six-month periods ended September 30, 2001, as compared to the same periods of the prior year, was primarily due to an increase in personnel to handle the projected revenue growth and the increased utilization of third party consulting firms. We expect the cost of maintenance and services to increase in future quarters to support the growing demand by customers for our maintenance, consulting and training services as well as to enable partners to implement projects for our customers.

     Sales and marketing expenses consist primarily of salaries, related benefits, commissions, travel, consultant fees, and other costs associated with our sales and marketing efforts. Sales and marketing expenses for the quarter ended September 30, 2001 were $6.6 million or 43.6% of total revenues as compared to $6.1 million or 48.4% of total revenues for the same period last year. Sales and marketing expenses for the six-month period ended September 30, 2001 were $13.4 million or 44.5% of total revenues as compared to $11.7 million or 55.9% of total revenues for the same period last year. The increase in the quarter and the six-month periods this year as compared to the same periods last year was primarily due to increased staffing levels as well as higher compensation costs resulting from higher reported revenues in the quarter and six-month periods. Sales and marketing expenses as a percent of total revenue declined in both the current quarter and six-month period compared to the same period last year due to revenues growing at a faster rate than the expenses. We expect sales and marketing expenses to increase in future periods to support our growth plans.

     Research and development expenses consist primarily of salaries, related benefits, consultant fees and other costs associated with our research and development efforts. Research and development expenses were $2.5 million or 16.7% of total revenues for the quarter ended September 30, 2001 compared to $2.2 million or 17.1% of total revenues for the same period last year. Research and development expenses for the six-month periods ended September 30, 2001 and September 30, 2000 were $5.1 million or 17.0% of total revenues and $4.3 million or 20.4% of total revenues, respectively. The higher costs in the quarter and six-month periods were due to an increase in personnel to handle the further development of our products including the recent release of Radia 3.0 and new adapters. Although we anticipate that we will continue to invest resources to further enhance and develop our products, we do not anticipate significant growth in research and development expense in the remainder of the fiscal year.

     General and administrative expenses consist primarily of salaries, related benefits, travel and fees for professional services such as legal, consulting and accounting. General and administrative expenses were $3.0 million or 20.0% of total revenues for the quarter ended September 30, 2001 compared to $1.8 million or 14.4% of total revenues for the same period last year. General and administrative expenses for the six-month period ended September 30, 2001 were $5.6 million or 18.6% of total revenues compared to $3.4 million or 16.2% of total revenues for the same period of last year. The increase in general and administrative expenses in the quarter and six-month periods is primarily due to additional management hired in recent past quarters in human resources, legal, business development and general management. In additional, legal fees associated with pending litigation increased in the quarter and six-month periods compared to the same periods last year.

We do not expect quarterly general and administrative expenses to increase for the remainder of the fiscal year.

     Interest income, net is comprised primarily of interest income earned on our cash, cash equivalents and marketable securities reduced by interest expense, net foreign exchange gain (loss) and other financing expenses. Net interest income was $291,000 and $568,000 for the quarter and six-month periods ended September 30, 2001, respectively, compared to $425,000 and $751,000 for the same periods of last year, respectively. Interest income decreased for the quarter and six-month periods ended September 30, 2001 due primarily to lower effective interest rates on balances of cash, cash equivalents and marketable securities.

     Provision for income taxes is primarily for federal, state and foreign income taxes. The Company has a net operating loss of $1.9 million which for the quarter ended September 30, 2001 the provision is $0 compared to $27,000 in the same quarter last year. For the six-month period ended September 30, 2001, the Company has a net operating loss of $3.8 million for which the provision is $0 compared to $176,000 for the same six-month period of last year. The decrease in the current year quarter as compared to the same quarter last year is due to reporting a loss in the current year quarter as compared to income in the same quarter last year. The decrease for the six-month period ended September 30, 2000 as compared to the same period last year is due to reporting a loss in the current year as compared to reporting income in a European subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operations for the six-month period ended September 30, 2001 was $2.4 million compared to cash used in operations of $1.9 million for the same period last year. The increase in cash used in operations for the six-month period ended September 30, 2001 compared to the same period last year was primarily due to higher accounts receivable balances associated by higher revenues in the current year six-month period and the delayed collection of a large outstanding invoice due in September 2001 and received in October 2001.

     As of September 30, 2001, we had net working capital of $29.6 million including $22.2 million of cash, cash equivalents and short-term marketable securities. We have no outside credit facilities.

     Property and equipment expenditures were $663,000 for the six-month period ended September 30, 2001, compared to $281,000 for the same period last year. The higher expenditures in this years six-month period is due to increased spending on capital equipment to support the increase in our headcount as well the purchase of other equipment to support the expansion of our headquarters in Mahwah, NJ. We had no material commitments to purchase property and equipment at September 30, 2001 and we expect to purchase property and equipment throughout the remainder of the fiscal year at a rate consistent with the prior fiscal year.

     As part of the alliance agreement with Hewlett-Packard Company ("HP") signed in June 2000, we issued a warrant for 250,000 shares of common stock. The warrant expires on March 31, 2004, contains restrictions and a provision that reduces the exercise price to $0 if HP attains certain revenue milestones.

     In October 2000, we announced our intention to repurchase up to 500,000 of our outstanding common shares. In addition, on August 3, 2001, the Board of Directors increased the number of shares authorized for repurchase to 550,000 shares. Additionally, in September of this year the Securities and Exchange Commission had issued temporary regulations easing the repurchase of stock by public companies. The Board of Directors authorized the Company to repurchase up to another 250,000 shares after the temporary regulations were issued. During the quarter ended September 30, 2001, the Company spent approximately $2,100,000 to repurchase 256,950 shares. The remaining authorization for stock repurchase is 115,000 shares.

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

BUSINESS RISKS

     History of Operating Losses. We have reported an operating loss for every quarter since our incorporation in February 1992 except for the four consecutive quarters of fiscal 1996 and fiscal 2000, and the last three-quarters of fiscal 1999. There can be no assurance that we will be able to achieve or sustain profitability on a quarterly or annual basis in the future.

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

     Rapid Technological Change and Introduction of New Products. The market for software management and Electronic Software Distribution ("ESD") products is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. Our future success will depend in large part on our ability to enhance our current products and to develop and introduce new products that keep pace with technological developments, achieve market acceptance and respond to customer requirements that are constantly evolving. Responding to rapid technological change and the need to develop and introduce new products to meet customers' expanding needs will require us to make substantial investments in research and product development. During fiscal 2001, among other research and development expenditures, we allocated research and development funding to the development of Novadigm's e-wrap(TM) technology to additional platforms in operating systems. We intend to continue to allocate funding to these development projects throughout fiscal 2002. If we fail to anticipate or respond adequately to technological developments and customer requirements, and in particular advances in client/server enterprise hardware platforms, internet applications and platforms, operating systems and systems management applications, or any significant delays in product development or introduction, this could result in a loss of competitiveness or could materially and adversely affect our operating results. There can be no assurance that any product enhancements or new products we develop will gain market acceptance.

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

     Risks Related to International Revenues. In the three and six month periods ended September 30, 2001, approximately 55% and 39%, respectively, of Novadigm's net revenues were derived from its international operations. International revenues are a significant percentage of our revenues and we plan to continue to develop international sales, primarily through our European operations. Our operations and financial results could be significantly affected by factors associated with international operations, such as changes in foreign currency exchange rates, uncertainties relative to regional economic circumstances, longer payment cycles, greater difficulty in accounts receivable collection, changes in regulatory requirements and product localization requirements, as well as by other factors associated with international activities. A majority of our international revenues and costs have been denominated in foreign currencies. We believe that an increasing portion of our international revenues and costs will be denominated in foreign currencies in the future. In addition, although we cannot predict the potential consequences to our business as a result of the adoption of the Euro as a common currency in Europe, the transition to the Euro presents a number of risks, including increased competition from European firms as a result of pricing transparency. To date, we have not engaged in any foreign exchange hedging transactions and we are therefore subject to foreign currency risk.

     Customer Concentration. During fiscal 2001 one customer accounted for approximately 12% of total revenues. In the three month period ended September 30, 2001, two customers accounted for approximately 48% of total revenues. In the six month period ended September 30, 2001, three clients accounted for more than 54% of total revenues. In June 1995, Novadigm entered into a seven-year, non-exclusive OEM and distribution agreement with Amdahl Corporation ("Amdahl"). Under the agreement, Amdahl was able to sublicense EDM throughout the world as part of its bundled solution and sublicense EDM stand-alone to a limited worldwide market. Novadigm agreed to provide limited technical support and training. The agreement required Amdahl to pay Novadigm minimum annual royalties. Amdahl did not meet the minimum royalty commitment for fiscal 2000 and we terminated the agreement effective March 31, 2000. The termination of the OEM and distribution agreement with Amdahl resulted in a decline in maintenance revenues from Amdahl.

     Dependence on Proprietary Technology; Risks of Infringement. Our success will be heavily dependent upon proprietary technology. We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which provide only limited protection. Despite these precautions taken by us, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. In particular, we may provide our respective licensees with access to our proprietary information underlying its licensed applications. There can be no assurance that such means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar or superior technology. Policing unauthorized use of software is difficult and, while we are able to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the proprietary rights of Novadigm to the same extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the business, results of operations, and financial condition of any or all of Novadigm.

     There can be no assurance that third parties will not claim infringement with respect to current or future products of Novadigm. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in their industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms or at all, which could have a material adverse effect on the business, results of operations and financial condition of Novadigm (See Part II, "Item 1 -- Legal Proceedings").

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

     The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we do have operations based outside the United States where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Although these currencies have been relatively stable against the U.S. dollar for the past several years, such stability is not expected to continue in the future. Foreign currency fluctuations have not had a material impact historically on our revenues or results of operations. Currently, we have operations in the United Kingdom, France and Germany and conduct transactions in the local currency of each location. Although we currently derive no material revenues from highly inflationary economies, we are expanding our presence in international markets outside Europe, including the Pacific Rim and Latin America, where currencies have tended to fluctuate more relative to the U.S. dollar. There can be no assurance that we will be able to develop effective hedging programs in the event of material devaluation of European currencies relative to the U.S. dollar. Continued devaluation of these currencies may have a material adverse effect on our business, operating results, revenues and financial condition. For the quarter ended September 30, 2001, the impact of fluctuations in these currencies resulted in transaction losses of approximately $45,000 offset by transaction gains of approximately $176,000. For the six months ended September 30, 2001, the impact of fluctuations in these currencies resulted in transaction losses of approximately $157,000 offset by transaction gains of approximately $276,000.

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

     At September 30, 2001, our cash and cash equivalents consisted primarily of demand deposits and money market funds held by large institutions in the U.S., and our short-term investments were invested in corporate debt maturing in less than 90 days.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On July 6, 2001, Beck Systems, Inc. filed a complaint against Novadigm and two of its customers in the United States District Court for the Northern District of Illinois, alleging infringement of two patents held by Beck Systems. Beck Systems alleges that Novadigm's infringement relates to the manufacture and marketing of its EDM and Radia products. We intend to defend this suit vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation, particularly in cases such as this where sophisticated factual issues must be assessed and complex technical issues must be decided. Any unfavorable outcome of this litigation could have an adverse impact on our business, financial condition and results of operations.

     We are currently involved in arbitration with a former employee over a dispute concerning benefit plans. Counsel is unable to determine the final outcome or the cost of such arbitration at this time.

ITEM 2.  CHANGES IN SECURITIES

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its 2001 Annual Meeting of Stockholders on September 14, 2001. The following matters were approved by the stockholders by the votes indicated below:

                                                                    VOTES               BROKER
                                                      VOTES FOR    AGAINST   ABSTAIN   NON-VOTES
                                                      ----------   -------   -------   ---------
a. Election of six directors to serve for the
   ensuing year as follows:
     Albion J. Fitzgerald...........................  15,450,129       --    363,103      --
     Robert B. Anderson.............................  15,450,699       --    362,533      --
     Robert H. Forney...............................  15,774,362       --     38,870      --
     Gerald M. Labie................................  15,768,262       --     44,970      --
     H. Kent Petzold................................  15,773,477       --     39,755      --
     Deborah Doyle McWhinney........................  15,774,292       --     38,940      --

b. To ratify the appointment of Arthur Andersen LLP
   as independent auditors of the Company for the
   fiscal year ending March 31, 2002................  15,774,272   27,360     11,600      --

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          None

     (b) Reports

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2001                  NOVADIGM, INC.

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