Form 10-Q
period 2001-12-31
NOVADIGM INC
filed 2002-02-14
CIK 888358

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



             FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM ________ TO ________.

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

     On December 31, 2001 there were 19,829,199 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
                         PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements.................       2
         Condensed Consolidated Balance Sheets as of December 31,
         2001 and March 31, 2001.....................................       2
         Condensed Consolidated Statements of Operations for the
         three-month and nine-month periods ended December 31, 2001
         and December 31, 2000.......................................       3
         Condensed Consolidated Statements of Cash Flows for the
         nine-month periods ended December 31, 2001 and December 31,
         2000........................................................       4
         Notes to Condensed Consolidated Financial Statements........       5
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................       7
Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk........................................................      16

                           PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................      17
Item 2.  Changes in Securities.......................................      17
Item 3.  Defaults upon Senior Securities.............................      17
Item 4.  Submission of Matters to a Vote of Security Holders.........      17
Item 5.  Other Information...........................................      17
Item 6.  Exhibits and Reports on Form 8-K............................      17
SIGNATURES...........................................................      18

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 NOVADIGM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              DECEMBER 31,   MARCH 31,
                                                                  2001         2001
                                                              ------------   ---------
                                                              (UNAUDITED)
                                        ASSETS

Cash and cash equivalents...................................    $ 19,651     $ 20,592
Short-term marketable securities............................       6,164        6,570
Accounts receivable, net....................................      16,380       18,179
Prepaid expenses and other current assets...................       1,187        1,250
                                                                --------     --------
          Total current assets..............................      43,382       46,591
Property and equipment, net.................................       2,744        2,705
Intangible assets...........................................       7,735       10,089
Other assets................................................         670          547
                                                                --------     --------
          Total assets......................................    $ 54,531     $ 59,932
                                                                ========     ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities....................    $ 11,658     $ 10,669
Deferred revenue............................................       4,099        5,113
                                                                --------     --------
          Total current liabilities.........................      15,757       15,782
Long term liability.........................................       1,717           --

Stockholders' equity:
  Common stock: 30,000 shares authorized; 20,523 and 20,256
     issued and 19,829 and 19,902 outstanding as of December
     31, 2001 and March 31, 2001, respectively..............          21           20
     Additional paid-in capital.............................      91,707       90,300
     Treasury stock.........................................      (5,637)      (2,711)
     Stockholder notes receivable...........................      (1,154)      (1,137)
     Accumulated deficit....................................     (46,836)     (41,244)
     Accumulated comprehensive loss.........................      (1,044)      (1,078)
                                                                --------     --------
          Total stockholders' equity........................      37,057       44,150
                                                                --------     --------
          Total liabilities and stockholders' equity........    $ 54,531     $ 59,932
                                                                ========     ========

                            See accompanying notes.

                                 NOVADIGM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                            DECEMBER 31,         DECEMBER 31,
                                                         -------------------   -----------------
                                                           2001       2000      2001      2000
                                                         --------   --------   -------   -------
REVENUES:
  Licenses.............................................  $ 8,632    $ 8,314    $26,793   $20,103
  Maintenance and services.............................    6,437      4,432     18,318    13,569
                                                         -------    -------    -------   -------
          Total revenues...............................   15,069     12,746     45,111    33,672

OPERATING EXPENSES:
  Cost of maintenance and services.....................    2,806      2,179      8,530     6,025
  Sales and marketing..................................    6,827      6,568     20,199    18,267
  Research and development.............................    2,528      2,214      7,648     6,483
  General and administrative...........................    2,926      2,596      8,510     5,992
  Amortization of intangible...........................    2,294      2,018      6,330     4,028
                                                         -------    -------    -------   -------
          Total operating expenses.....................   17,381     15,575     51,217    40,795
                                                         -------    -------    -------   -------
Operating loss.........................................   (2,312)    (2,829)    (6,106)   (7,123)
Interest income, net and other.........................      (54)       409        514     1,160
Other income from litigation settlement................       --      2,171         --     2,171
                                                         -------    -------    -------   -------
Loss before provision for income taxes.................   (2,366)      (249)    (5,592)   (3,792)
Provision for income taxes.............................       --         27         --       203
                                                         -------    -------    -------   -------
Net loss...............................................  $(2,366)   $  (276)   $(5,592)  $(3,995)
                                                         =======    =======    =======   =======
Loss per share-basic and diluted.......................  $ (0.12)   $ (0.01)   $ (0.28)  $ (0.20)
                                                         =======    =======    =======   =======
Weighted average common shares outstanding-basic and
  diluted..............................................   19,946     20,158     19,902    19,603
                                                         =======    =======    =======   =======

                            See accompanying notes.

                                 NOVADIGM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              FOR THE NINE MONTHS
                                                               ENDED DECEMBER 31,
                                                              --------------------
                                                                2001        2000
                                                              ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $ (5,592)   $(3,995)
  Adjustments to reconcile net income to net cash provided
     by operating activities --
     Depreciation expense...................................       965        481
     Amortization expense...................................     6,330      4,028
     Decrease (increase) in accounts receivable, net........     1,799       (104)
     Decrease (increase) in prepaid expenses and other
      current assets........................................        63       (315)
     Increase in intangible asset...........................      (304)      (340)
     Increase in other assets...............................      (123)      (130)
     (Decrease) increase in accounts payable and accrued
      liabilities...........................................      (729)     1,505
     Decrease in deferred revenue...........................    (1,014)        --
                                                              --------    -------
          Net cash provided by operating activities.........     1,395      1,130
                                                              --------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................    (1,004)      (580)
  Purchases of held-to-maturity securities..................   (39,969)   (48,380)
  Proceeds from redemptions of held-to-maturity
     securities.............................................    40,375     46,784
                                                              --------    -------
          Net cash used in investing activities.............      (598)    (2,176)
                                                              --------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from the sale of common stock and exercise of
     options................................................     1,171      3,104
  Proceeds from the Hewlett-Packard alliance agreement......        --      2,500
  Increase in stockholder notes receivable..................       (17)    (1,137)
  Purchase of treasury stock................................    (2,926)      (933)
                                                              --------    -------
          Net cash provided by (used in) financing
           activities.......................................    (1,772)     3,534
                                                              --------    -------
  Effect of exchange rate changes on cash...................        34       (490)
                                                              --------    -------
  Net decrease in cash and cash equivalents.................      (941)     1,998
  Cash and cash equivalents at the beginning of the
     period.................................................    20,592      3,670
                                                              --------    -------
  Cash and cash equivalents at the end of the period........  $ 19,651    $ 5,668
                                                              ========    =======

NON-CASH INVESTING ACTIVITIES:
  Issuance of 23,626 shares of common stock in connection
     with the acquisition of software technology............  $237,225    $    --
                                                              ========    =======

                            See accompanying notes.

                                 NOVADIGM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared by Novadigm, Inc. ("Novadigm" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the financial information set forth therein. These financial statements should be read in conjunction with Novadigm's audited consolidated financial statements included within our Form 10-K for our fiscal year ended March 31, 2001 filed with the Commission on June 27, 2001. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending March 31, 2002, or any other future period.

2.  LOSS PER SHARE

     Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period adjusted to reflect potentially dilutive securities. Common equivalent shares were excluded from the calculations of loss per share for the periods ended December 31, 2001 and December 31, 2000 because the effect of including such shares in the computation would be anti-dilutive.

     In accordance with SFAS 128, the following table reconciles income (loss) and share amounts used to calculate basic earnings (loss) per share and diluted earnings (loss) per share.

                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                            DECEMBER 31,         DECEMBER 31,
                                                         -------------------   -----------------
                                                           2001       2000      2001      2000
                                                         --------   --------   -------   -------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator:
  Net loss.............................................  $(2,366)   $  (276)   $(5,592)  $(3,995)
                                                         =======    =======    =======   =======
Denominator:
  Weighted average number of common shares
     outstanding -- basic and diluted..................   19,946     20,158     19,902    19,603
                                                         =======    =======    =======   =======
Loss per share -- basic and diluted....................  $ (0.12)   $ (0.01)   $ (0.28)  $ (0.20)
                                                         =======    =======    =======   =======

3.  OTHER EVENTS

     In October 2001, the Company acquired intellectual property of another company. The Company intends to embed the acquired technology into its Radia product suite. Along with the intellectual property, the Company acquired furniture and fixtures, equipment, customer contracts and an office lease. Four employees joined the Company upon the closing of the acquisition. The cost of the acquisition was $3,864,000, net of acquisition costs of $112,000. The purchase price is payable through the issuance of 212,636 shares of common stock and payment of $1.7 million. As of December 31, 2001, 23,626 shares of common stock have been issued and a payment of $192 thousand was made. The Company will issue 23,626 shares and make a cash payment of $192 thousand quarterly through December 31, 2003. The Company allocated the excess of the purchase price over the fair value of the tangible net assets acquired to acquired software and is amortizing this amount over three years, the estimated life of the asset.

                                 NOVADIGM, INC.

4.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

5.  LEGAL PROCEEDINGS

     Novadigm will be required to pay an award by an arbitrator, including interest and fees, in the amount of approximately $860,000. The award arises out of a dispute related to an employment agreement between Novadigm and a former executive. The award, interest and estimated legal fees were recorded as a one-time charge to its results of operations in the quarter ended December 31, 2001.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements include, but are not limited to: Cost of maintenance and services: We expect the cost of maintenance and services to increase in future quarters to support the growing demand for our maintenance, consulting and training services as well as to enable partners to implement projects for our customers; Sales and marketing expenses: We expect sales and marketing expenses to increase in future periods to achieve our growth plans; Research and development expenses: Though we anticipate that we will continue to invest resources to further enhance and develop our products we do not anticipate significant growth in research and development expense in the remainder of the fiscal year; General and administrative expenses: We do not expect general and administrative expenses to increase in the fourth fiscal quarter; Liquidity and Capital Resources: Although it is difficult for us to predict future liquidity requirements with certainty, we believe that our existing cash and marketable securities balances, together with cash from operations, will be adequate to finance our operations and the repurchase of our common shares for at least the next twelve months. Although operating activities may provide cash in certain periods, to the extent we experience growth in the future, we anticipate that our operating and investing activities may use cash; and Qualitative and Quantitative Disclosures about Market Risk: As a result, we do not expect fluctuations in interest rates to have a material impact on the fair value of these securities.

     All forward-looking statements included in this document are based on information available to us on the date hereof and we assume no obligation to update any such forward-looking statement. These forward-looking statements relate to anticipated future events or conditions that are subject to numerous risks and uncertainties. As a result of these risks and uncertainties, our actual results could differ materially from historical results or anticipated results. Some of these risks and uncertainties are discussed under the caption "Business Risks" below. We encourage our stockholders and prospective investors in our Common Stock to consider these risks carefully. This report should be read in conjunction with our annual report on Form 10-K for the fiscal year ended March 31, 2001.

OVERVIEW

     Novadigm designs, develops, markets and supports technology software that automates the management of digital assets for enterprise information technology ("IT") organizations, service providers, outsourcers and software content providers. Our principal customers include large and medium-size enterprises, government organizations and service providers facing the challenges of offering software-enabled services, while reducing costs and maintaining high availability and reliability of digital assets on thousands to hundreds-of-thousands of computing devices, across heterogeneous environments and networks. Novadigm was incorporated in February 1992. Through September 1993, our primary efforts were devoted to product development. In October 1993, Version 1.0 of the Enterprise Desktop Manager ("EDM") was released for general availability. Version 2.0 was released in February 1994, Version 3.0 in June 1995, and the final version, 4.0 was released in October 1997. In November 1997, Novadigm released Radia Software Manager, a publisher managed, Internet-based software and content management solution. In November 1998, Novadigm announced the general availability of Radia Version 2.0 as well as the Radia Application Manager, a subscriber managed, Internet-based software and content management solution. Novadigm followed with the release of Radia Inventory Manager in December 2000, a policy-driven, digital asset inventory tool that automatically discovers information about hardware and software, and consolidates the results into Web-based reports. Novadigm continues to develop the Radia product suite, adding new features, applications and platforms. In October 2001, Radia Management Suite 3.0 was released.

     We generate license revenues from licensing the rights to use our software products to end users and sublicense fees from resellers. We also generate maintenance and service revenues from providing renewable support and software update rights services (maintenance) and from consulting and training activities performed for license customers.

     We recognize revenues from perpetual software license agreements upon shipment of the software, if evidence of an arrangement exists, pricing is fixed and determinable, payment is due within one year and collectibility is probable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. We enter into reseller arrangements that typically provide for sublicense fees payable to Novadigm based on a percent of our list price. Reseller arrangements may include non-refundable payments in the form of guaranteed sublicense fees. Guaranteed sublicense fees from resellers are recognized as revenue upon shipment of the master copy of all software to which the guaranteed sublicense fees relate if the reseller is creditworthy and if the terms of the agreement are such that the payment obligation is not subject to price adjustment, is non-cancelable and non-refundable and due within 90 days. These guaranteed sublicense fees are applied against sublicense fees reported by the reseller in relicensing Novadigm's products to end-users. Novadigm recognized no guaranteed sublicense fees in the quarter ended December 31, 2001.

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

     The following table presents revenue information by geographic area for the three and nine-month periods ended December 31, 2001 and 2000.

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    DECEMBER 31,         DECEMBER 31,
                                                 -------------------   -----------------
                                                   2001       2000      2001      2000
(IN THOUSANDS)                                   --------   --------   -------   -------
AAA............................................  $ 9,869    $ 6,860    $28,059   $18,381
EMEA...........................................    5,200      5,886     17,052    15,291
                                                 -------    -------    -------   -------
  Total........................................  $15,069    $12,746    $45,111   $33,672
                                                 =======    =======    =======   =======

     The following table presents total asset information by geographic area at December 31, 2001 and December 31, 2000.

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
(IN THOUSANDS)                                                ------------   ------------
AAA.........................................................    $44,977        $52,438
EMEA........................................................      9,554          8,291
                                                                -------        -------
  Total.....................................................    $54,531        $60,729
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

     For the periods indicated, the following table sets forth the percentage of total revenue represented by the respective line items in our condensed consolidated statements of operations (unaudited):

                                                    THREE MONTHS         NINE MONTHS
                                                        ENDED               ENDED
                                                    DECEMBER 31,        DECEMBER 31,
                                                   ---------------     ---------------
                                                   2001      2000      2001      2000
                                                   -----     -----     -----     -----
REVENUES:
  Licenses.......................................   57.3%     65.2%     59.4%     59.7%
  Maintenance and services.......................   42.7      34.8      40.6      40.3
                                                   -----     -----     -----     -----
          Total revenues.........................  100.0     100.0     100.0     100.0
OPERATING EXPENSES:
  Cost of maintenance and services...............   18.6      17.1      18.9      17.9
  Sales and marketing............................   45.3      51.5      44.8      54.2
  Research and development.......................   16.8      17.4      16.9      19.3
  General and administrative.....................   19.4      20.4      18.9      17.8
  Amortization of intangible.....................   15.2      15.8      14.0      11.9
                                                   -----     -----     -----     -----
          Total operating expenses...............  115.3     122.2     113.5     121.1
                                                   -----     -----     -----     -----
Operating loss...................................  (15.3)    (22.2)    (13.5)    (21.1)
Interest income, net and other...................   (0.4)      3.2       1.1       3.4
Other income from litigation settlement..........     --      17.0        --       6.4
                                                   -----     -----     -----     -----
Loss before provision for income taxes...........  (15.7)     (2.0)    (12.4)    (11.3)
Provision for income taxes.......................    0.0       0.0        --       0.6
                                                   -----     -----     -----     -----
Net loss.........................................  (15.7)%    (2.0)%   (12.4)%   (11.9)%
                                                   =====     =====     =====     =====

     Total revenues for our third fiscal quarter ended December 31, 2001 were $15.1 million compared to $12.7 million for the same quarter of the previous year, an increase of approximately $2.4 million or 18%. Revenues attributable to the direct sales channel in the quarter ended December 31, 2001 were 94% of total revenues compared to 86% of total revenues for the same quarter last year. Revenues from North America customers in the quarter ended December 31, 2001 represented 65% of total revenues compared to 54% of total revenues for the same quarter last year. Total revenues for the nine-month period ended December 31, 2001 were $45.1 million compared to $33.7 million for the same period of the previous year, an increase of approximately $11.4 million or 33%. Revenues attributable to the direct sales channel in the nine-month period ended December 31, 2001 were 94% of total revenues compared to 83% of total revenues for the same period last year. Revenues from North America customers in the nine-month period ended December 31, 2001 represented 62% of total revenues compared to 55% of total revenues for the same period last year. The increase in total revenues in the current year quarter over the same period last year is due to closing more license contracts, completing more billable consulting services and an increase in maintenance revenues as a result of our growing customer base. The increase in total revenues in the nine-month period this year over the same period last year is due to closing more license contracts with higher average selling prices, completing more billable consulting services and an increase in maintenance revenues as a result of our growing customer base.

     License revenues were $8.6 million or 57.3% of total revenues for the quarter ended December 31, 2001 compared to $8.3 million or 65.2% of total revenues for the same quarter last year. License revenues for the nine month period ended December 31, 2001 were $26.8 million or 59.4% of total revenues compared to $20.1 million or 59.7% of total revenues for the same period last year. The increase in license revenues for the quarter ended December 31, 2001 is primarily attributable to closing a greater number of contracts. The increase in license revenue for the nine-month period ended December 31, 2001 is primarily due to closing more contracts this year at higher average selling prices.

     Maintenance and service revenues were $6.4 million or 42.7% of total revenues for the quarter ended December 31, 2001 compared to $4.4 million or 34.8% of total revenues for the comparable quarter last year. Maintenance and service revenues for the nine-month period ended December 31, 2001 were $18.3 million or 40.6% of total revenues compared to $13.6 million or 40.3% of total revenues for the comparable period last year. The increase in maintenance and service revenues for the quarter and nine month periods ended December 31, 2001 is due primarily to the increased demand for our consulting services associated with contracting large licenses and the growing customer base which provides higher maintenance revenues.

     Cost of maintenance and services includes the direct costs of customer support and update rights, and the direct and indirect costs of providing training, maintenance and technical support and consulting services to our customers. Cost of maintenance and services consist primarily of payroll, related benefits, and travel for field engineers and support personnel, other related overhead and third-party consulting fees. Cost of maintenance and services were $2.8 million or 44% of maintenance and service revenues for the quarter ended December 31, 2001 compared to $2.2 million or 49% of maintenance and service revenues for the quarter ended December 31, 2000. Cost of maintenance and services for the nine-month period ended December 31, 2001 was $8.5 million or 47% of maintenance and service revenues compared to $6.0 million or 44% of maintenance and service revenues for the same period last year. The higher cost of maintenance and services in the quarter and nine month periods ended December 31, 2001, as compared to the same periods of the prior year, was primarily due to an increase in personnel to handle the projected revenue growth and the increased utilization of third party consulting firms. The lower cost of maintenance and services as a percent of maintenance and service revenue in the quarter ended December 31, 2001 compared with the same quarter last year is due to the higher margins contracted with a customer having a large implementation project. We expect the cost of maintenance and services to increase in future quarters to support the growing demand for our maintenance, consulting and training services as well as to enable partners to implement projects for our customers.

     Sales and marketing expenses consist primarily of salaries, related benefits, commissions, travel, consultant fees, and other costs associated with our sales and marketing efforts. Sales and marketing expenses for the quarter ended December 31, 2001 were $6.8 million or 45.3% of total revenues as compared to $6.6 million or 51.5% of total revenues for the same period last year. Sales and marketing expenses for the nine-month period ended December 31, 2001 were $20.2 million or 44.8% of total revenues as compared to $18.3 million or 54.2% of total revenues for the same period last year. The increase in absolute dollars in the quarter and the nine-month periods this year as compared to the same periods last year was primarily due to higher compensation costs resulting from higher reported revenues in the quarter and nine-month periods. We expect sales and marketing expenses to increase in future periods to achieve our growth plans.

     Research and development expenses consist primarily of salaries, related benefits, consultant fees and other costs associated with our research and development efforts. Research and development expenses were $2.5 million or 16.8% of total revenues for the quarter ended December 31, 2001 compared to $2.2 million or 17.4% of total revenues for the same period last year. Research and development expenses for the nine-month periods ended December 31, 2001 and December 31, 2000 were $7.6 million or 16.9% of total revenues and $6.5 million or 19.3% of total revenues, respectively. The higher costs in the quarter and nine-month periods were due to an increase in personnel to handle the further development of our products including the recent release of Radia 3.0 and new adapters. Though we anticipate that we will continue to invest resources to further enhance and develop our products we do not anticipate significant growth in research and development expense in the remainder of the fiscal year.

     General and administrative expenses consist primarily of salaries, related benefits, travel and fees for professional services such as legal, consulting and accounting. General and administrative expenses were $2.9 million or 19.4% of total revenues for the quarter ended December 31, 2001 compared to $2.6 million or 20.4% of total revenues for the same period last year. General and administrative expenses for the nine-month period ended December 31, 2001 were $8.5 million or 18.9% of total revenues compared to $6.0 million or

17.8% of total revenues for the same period of last year. The increase in general and administrative expenses in the quarter and nine-month periods is primarily due to providing for an arbitration award of approximately $799 thousand in a dispute with a former employee. We do not expect general and administrative expenses to increase in the fourth fiscal quarter.

     Amortization of intangible consists of a charge to earnings for the non-cash amortization of the intangible asset acquired in the alliance agreement with the Hewlett-Packard Company in June 2000 and an unrelated acquisition of intellectual property in October 2001. The amortization expense is approximately $2.3 million per quarter. The amortization of the intangible asset is approximately $2 million per quarter and will be fully amortized by June 2002. The amortization of the acquired intellectual property is approximately $300 thousand per quarter and is expected to be fully amortized by December 2004.

     Interest income, net and other is comprised primarily of interest income earned on our cash, cash equivalents and marketable securities, interest expense, foreign exchange gains and losses and other financing expenses. For the quarter ended December 31, 2001, the company reported a net interest expense of $54 thousand compared to a net interest income of $409 thousand for the same quarter last year. For the nine-month period ended December 31, 2001, the company reported a net interest income of $514 thousand compared to a net interest income of approximately $1.2 million for the same period last year. Net interest income decreased for the quarter ended December 31, 2001 compared to the prior year due primarily to lower effective interest rates, providing for interest expense for an arbitration award in a dispute with a former employee and a net foreign exchange transaction loss. The lower interest income for the nine-month period ended December 31, 2001 compared to the same period last year was primarily due to lower effective interest rates in the current year and due to the provision made for interest expense for the arbitration award.

     Provision for income taxes is primarily for federal, state and foreign income taxes. The company has a net loss of approximately $2.4 million which for the quarter ended December 31, 2001 the provision is $0 compared to $27 thousand in the same quarter last year. For the nine-month period ended December 31, 2001, the company had a net loss of approximately $5.6 million for which the provision was approximately $0 compared to $203 thousand for the same nine-month period of last year. The decrease in the quarter and nine-month period ended December 31, 2001 as compared to the same quarter and nine-month period last year is due to reporting a loss in the current year as compared to reporting income in one of our European subsidiary's partially offset by the net losses generated in the United States last year.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations for the nine-month period ended December 31, 2001 was $1.4 million compared to $1.1 million for the nine-month period ended December 31, 2000. Both nine-month periods reported net losses, $5.6 million in December 31, 2001 and $4.0 million in December 31, 2000, entirely offset by amortization expense of $6.3 million and $4.0 million, respectively. Cash provided by operations in the current year period was further increased by a decrease in the accounts receivable balance of $1.8 million due to more timely collections, compared to an increase in the accounts receivable balance during the same period last year of $104 thousand. Cash provided by operations in the current year period was partially offset by a decrease in the deferred revenue balance attributable primarily to the recognition of licenses deferred in the prior fiscal year. Cash provided by operations in the prior year period increased partially due to an increase of accrued liabilities for compensation.

     As of December 31, 2001, we had working capital of $27.6 million including $25.8 million of cash, cash equivalents and short-term marketable securities. We have no outside credit facilities.

     Property and equipment expenditures were $1.0 million for the nine-month period ended December 31, 2001, compared to $580 thousand for the same period last year. The higher expenditures in this years nine-month period is due to increased spending on capital equipment to support the increase in our headcount as well as the purchase of other equipment to support the expansion of our headquarters in Mahwah, NJ. We had no material commitments to purchase property and equipment at December 31, 2001 and we expect to purchase property and equipment throughout the remainder of the fiscal year at a rate consistent with the prior fiscal year.

     As part of the alliance agreement with Hewlett-Packard Company ("HP") signed in June 2000, we issued a warrant for 250,000 shares of common stock. The warrant expiring on March 31, 2004, contains restrictions and a provision that reduces the exercise price to $0 if HP attains certain revenue milestones.

     In October 2000, we announced our intention to repurchase up to 500,000 of our outstanding common shares. On August 3, 2001, the Board of Directors increased the number of shares authorized for repurchase to 550,000 shares. Additionally, in September of this year the Securities and Exchange Commission had issued temporary regulations easing the repurchase of stock by public companies. The Board of Directors authorized the Company to repurchase up to another 250,000 shares after the temporary regulations were issued. During the quarter ended December 31, 2001, the Company spent approximately $115,000 to repurchase 9,000 shares. The remaining authorization for all stock repurchases is 106,000 shares.

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

     Risks Related to International Revenues. In the three and nine-month periods ended December 31, 2001 approximately 40% of Novadigm's net revenues were derived from its international operations. International revenues are a significant percentage of our revenues and we plan to continue to develop international sales, primarily through our European operations. Our operations and financial results could be significantly affected by factors associated with international operations, such as changes in foreign currency exchange rates, uncertainties relative to regional economic circumstances, longer payment cycles, greater difficulty in accounts receivable collection, changes in regulatory requirements and product localization requirements, as well as by other factors associated with international activities. A majority of our international revenues and costs have been denominated in foreign currencies. We believe that an increasing portion of our international revenues and costs will be denominated in foreign currencies in the future. In addition, although we cannot predict the potential consequences to our business as a result of the adoption of the Euro as a common currency in Europe, the transition to the Euro presents a number of risks, including increased competition from European firms as a result of pricing transparency. To date, we have not engaged in any foreign exchange hedging transactions and we are therefore subject to foreign currency risk.

     Customer Concentration. During fiscal 2001 one customer accounted for approximately 12% of total revenues. In the three-month period ended December 31, 2001, one customer accounted for approximately 13% of total revenues. In the nine-month period ended December 31, 2001, four clients accounted for more than 41% of total revenues. In June 1995, Novadigm entered into a seven-year, non-exclusive OEM and distribution agreement with Amdahl Corporation ("Amdahl"). Under the agreement, Amdahl was able to sublicense EDM throughout the world as part of its bundled solution and sublicense EDM stand-alone to a limited worldwide market. Novadigm agreed to provide limited technical support and training. The agreement required Amdahl to pay Novadigm minimum annual royalties. Amdahl did not meet the minimum royalty commitment for fiscal 2000 and we terminated the agreement effective March 31, 2000. The termination of the OEM and distribution agreement with Amdahl resulted in a decline in maintenance revenues from Amdahl.

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

     The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we do have operations based outside the United States where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Although these currencies have been relatively stable against the U.S. dollar, such stability is not expected to continue in the future. Foreign currency fluctuations have not had a material impact historically on our revenues or results of operations. Currently, we have operations in the United Kingdom, France and Germany and conduct transactions in the local currency of each location. Although we currently derive no material revenues from highly inflationary economies, we are expanding our presence in international markets outside Europe, including the Pacific Rim and Latin America, where currencies have tended to fluctuate more relative to the U.S. dollar. There can be no assurance that we will be able to develop effective hedging programs in the event of material devaluation of European currencies relative to the U.S. dollar. Continued devaluation of these currencies may have a material adverse effect on our business, operating results, revenues and financial condition. For the quarter ended December 31, 2001, the impact of fluctuations in these currencies resulted in net transaction losses of approximately $99,000. For the nine months ended December 31, 2001, the impact of fluctuations in these currencies resulted in net transaction gains of approximately $20,000.

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

     At December 31, 2001, our cash and cash equivalents consisted primarily of demand deposits and money market funds held by large institutions in the U.S., and our short-term investments were invested in corporate debt maturing in less than 90 days.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Novadigm will be required to pay an award by an arbitrator, including interest and fees, in the amount of approximately $860,000. The award arises out of a dispute related to an employment agreement between Novadigm and a former executive. The award, interest and estimated legal fees were recorded as a one-time charge to its results of operations in the quarter ended December 31, 2001.

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

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     None

     (b) Reports

     On December 20, 2001, Novadigm filed with the Securities and Exchange Commission a Form 8-K Current Report pursuant to the Securities Exchange Act of 1934, as amended, describing the arbitration award in the dispute related to an employment agreement between a former executive and Novadigm.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 14, 2002                  NOVADIGM, INC.

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