Form 10-K
period 2002-03-31
NOVADIGM INC
filed 2002-06-11
CIK 888358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

0-26156

(Commission File Number)
Novadigm, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-3160347
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One International Blvd., Suite 200, Mahwah, NJ 07495

(Address of principal executive offices, including zip code)

(201) 512-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑     Yes     ☐     No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on May 30, 2002, as reported on Nasdaq National Market was approximately $99,982,292. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliates status is not necessarily a conclusive determination for other purposes.

      On May 30, 2002, there were 20,776,738 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      The registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the Annual Meeting of Stockholders, which is scheduled to be held September 13, 2002.

Among the marks owned by Novadigm, Inc., “Novadigm,” “Novadigm Enterprise Desktop Manager” and “Radia” are registered trademarks, and “Enterprise Desktop Manager,” “EDM: Manager,” “EDM: Administrator,” “EDM: Server,” “EDM: Client,” and “e-wrap” are trademarks. This filing also includes trademarks of companies other than those of Novadigm, Inc.

Cautionary Note Regarding Forward-Looking Statements

      Because we want to provide you with more meaningful and useful information, this Annual Report on Form 10-K includes forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended) that reflect our current expectations about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by using words such as “may,” “will,” “expects,” “anticipates,” “believes,” “intends,” “estimates,” “could” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” for a description of these and other risks, uncertainties and factors.

      You should not place undue reliance on any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Annual Report on Form 10-K.

PART I

Item 1.     Business

      The following discussion contains forward-looking statements that are subject to risks, uncertainties and other factors, including those discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”

      All references in this Annual Report on Form 10-K to “we,” “us,” “our,” “Novadigm®” and the “Company” refer to Novadigm, Inc. and its subsidiaries.

Overview

      We develop and market software that automates configuration and change management of digital assets for enterprise information technology (“IT”) organizations, service providers, outsourcers and software content providers. By automating the management of digital assets, our customers can provide their employees, partners, and customers with software-enabled services quickly and reliably at reduced costs.

      Our adaptive management solutions enable enterprises to manage the discovery, inventory, packaging, deployment, configuration, repair, update and removal of digital assets — software and content — on computing devices such as servers, desktops, laptops, PDAs, automated teller machines, point-of-sale terminals and Internet kiosks. Our suite of integrated products, built with our proprietary e-wrap™ technology, work seamlessly together as the only end-to-end solution that can efficiently, reliably and scalably manage the full range of today’s software and content, running on a wide range of computing devices, personalized for one individual or millions of users, across virtually any network.

      Our products utilize our e-wrap technology with its unique desired-state process to automate the deployment and management of software and content across complex environments — ensuring that the right software components are always available to the right users at the right time, without requiring administrative or user intervention. E-wrap technology’s patented fractional differencing technique deploys only the minimal software and content items necessary for updates and corrections, minimizing network impact and speeding delivery. In addition, e-wrap technology utilizes a dynamic, policy-driven management approach, which leverages enterprise directory services and databases to govern the provisioning and ongoing management of software and content.

      With our e-wrap technology solutions, IT professionals, software vendors and service providers can manage digital assets with policy-based capabilities that enable adaptive configuration and change manage-

ment of individual applications or entire portfolios of software and content throughout the extended supply chain of publishers, service providers, enterprise IT and users or subscribers.

      Our customers include leading public and commercial Global 1000 enterprises, enterprise outsourcers and service providers around the world in a wide variety of industry sectors, such as Lockheed Martin Corporation in aerospace, American Honda Motor Co., Inc. in automotive, KeyBank National Association in banking, PPG Industries, Inc. in chemicals, Pitney Bowes Inc. in computer hardware, National Semiconductor Corporation in electronics, Schlumberger Oilfield Services in energy, Fluor Corporation in engineering-construction, Cargill, Incorporated in Food-Agricultural Services, the U.S. Navy and Marine Corps in government, Kindred Healthcare, Inc. in healthcare, The Prudential Insurance Company of America in insurance, Owens-Illinois, Inc. in manufacturing, Reuters Limited in media, Schering-Plough Corporation in pharmaceutical, Cap Gemini Ernst & Young in professional services, The Gap, Inc, in retail, British Telecommunications plc. in telecommunications, J.B. Hunt Transportation Services, Inc. in transportation and KeySpan Corporation in utilities.

Background

      Our target market includes large and medium-size enterprises, government organizations and service providers with numerous user communities, such as corporate employees and remote/mobile users, as well as customers, partners, suppliers and consumers beyond the corporate firewall.

      Our target prospects in this market face the challenges of offering software-enabled services, while reducing costs and maintaining high availability and reliability of digital assets on thousands to hundreds-of-thousands of computing devices, across heterogeneous environments and networks.

      We are involved in markets that are variously called software management, device management, desktop and server management, asset management and configuration and change management. Gartner Dataquest estimates the core markets of desktop management, software distribution, help desk, problem management, asset management and change management will grow from $2.5B in 2001 to $4.7B in 2005, almost a 17% CAGR. We also serve growth markets where change and configuration management provides significant value, including automated teller machines, point-of-sale, Internet kiosks, telecom and other specialty devices.

      Demand for our solutions is fueled by two major information technology trends:

Enterprise IT expansion. One of the key changes underway in the enterprise is its transformation from a firewall-enclosed environment into an extended enterprise that is reaching out to a rapidly growing population of remote/mobile users as well as partners and customers via the Internet. Enterprises and government agencies are providing new “e-services” requiring the provisioning of applications and content as part of new software-enabled services for internal and external customers.

Enterprise IT management evolution. The ongoing evolution and adoption of information technologies within the enterprise such as new operating system platforms, directory technologies, business applications and intranets, present significant management challenges. For example, migrations to the Windows XP platform includes a complete and continuous rollout of operating system and service packs, systems management and application packaging tools, directory server software, as well as new applications and upgrades from software providers.

The Novadigm Solution

      We provide unique configuration and change management solutions that automatically adapt to meet the demands of rapidly changing and increasingly complex IT infrastructures. With our automated, adaptive management solutions IT organizations and service providers can offer a range of services from personalized software for individual end users to configuring software-enabled services on web servers handling millions of personalized transactions. The following highlights the distinctive capabilities of Novadigm’s solutions:

•	Automation of the packaging, configuration analysis, discovery, targeting, deployment, updating, repair and removal of the full range of today’s software and content, including shrink-wrapped and custom-

built applications written in any language or composed of any type of distributed component, virus protection files, operating systems, registry keys, icons, embedded links, digital information, graphics, and full motion video

•	Across virtually any kind of network using a variety of protocols, including existing enterprise LANs, WANs, VANs, intranets, extranets and the Internet, as well as wireless networks and utilizing a variety of authentication and security techniques

•	To the widest range of enterprise computing devices, including PCs, UNIX workstations, Apple Macintosh’s and mobile devices; file, application and Web servers; automated teller machines, point-of-sale terminals and Internet kiosks.

      We believe that our solutions meet the requirements of today’s enterprises and service providers for solutions that automate the end-to-end lifecycle management process for software, content and other digital assets across large-scale networks. In addition, we believe that our solutions meet the requirements of enterprises transforming to new business models such as providing financial services to customers over the Web, or migrating corporate IT infrastructures to new operating platforms such as Microsoft Windows XP.

      We believe that our customer implementations have proven our solutions to be cost-effective, scalable to hundreds of thousands of users, able to reliably deploy software and content, and highly adaptable to each customer’s applications, user audiences and computing platforms. We also believe that our policy-driven solutions support the dynamic and rapidly changing requirements of the customer’s business.

Technology

      Our products — Enterprise Desktop Manager™ (EDM) and the Radia® suite of products — share a common e-wrap technology architecture and desired-state automation approach that automatically determines which software and content components are required for each individual user at the time of a configuration update.

      The following are key attributes of our e-wrap technology:

Desired-State Automation. Our desired-state approach discovers the “actual state” of each device and/or user’s software, configuration and content and compares this in real-time with its “desired state.” If there is a difference between the two, our differencing technology automatically determines the precise component-level changes that are required and sends only those changes to the user’s computer. Using this approach, we believe that components are deployed and updated significantly faster, more efficiently, and with higher levels of reliability, adaptability and scalability than conventional non-desired-state products.

Adaptive Configuration Management. Our e-wrap technology can automatically configure software packages and content for highly personalized user environments and install them as dictated by administrative policies or user preferences. As program versions, user environments and preferences change, the affected user’s actual state is automatically differenced and reconfigured to correspond to the desired state of operation, thus eliminating the need for manual user or administrator involvement.

Policy-Based Management. Our products use policy-based access models to allow IT administrators to efficiently and concisely define entitlements controlling the deployment of software and content to authorized users or subscribers. For example, within the enterprise, an IT administrator may implement a policy permitting access to certain financial databases only to a selected workgroup within an organization’s finance department. In an e-commerce environment, subscribers would be automatically provided with software and content based on their entitlement in the customer database, without any additional activity required by an administrator. Subsequent changes to policies and entitlements cause software and content to be automatically installed, changed or de-installed for all affected users, again without any administrator intervention. This seamless integration between changing entitlements and automated provisioning is essential to meeting the personalized needs of users and subscribers in large-scale enterprise and e-business environments.

Bandwidth Optimization. E-wrap technology optimizes the use of network resources through comprehensive bandwidth management capabilities, which include multicasting, bandwidth throttling, configuration and component differencing, compression, and distributed caching. Our differencing processes calculate the precise changes needed to bring the software or content into its desired-state, assuring a minimum of network traffic and wait-time for bandwidth-constrained networks.

Rapid Deployment and Ease of Use. In addition to the shared architecture of our product suite, the flexible nature of its distributed object technology, and the ease of defining desired state, e-wrap technology includes a variety of capabilities to ensure rapid deployment of complete software and content management solutions. Once installed, our solutions can be operated by a very small team of administrators to rapidly deploy and automatically manage large numbers of software and content.

      We believe that our e-wrap technology solutions establish a new standard for adaptive configuration and change management, and provide its customers with the most effective means for managing the next generation of e-business applications and digital content, over both enterprise networks and the Internet. Our unique technology completely automates the deployment and ongoing change management requirements of distributed software and content, ensures the necessary scalability to support the high and growing numbers of computing devices, and significantly reduces costs by eliminating manual installation and administration. We believe that these advancements result in faster deployments, lower total cost of ownership (TCO), and higher levels of personalization, reliability, scalability, and auditability, which are key competitive factors for enterprises today and in the future.

Architecture

      Our e-wrap technology provides the entire Novadigm product suite with a shared set of foundation components, which are installed in varying combinations in customer and provider networks. These components consist of:

Management Servers. Server-based components containing a distributed multi-domain object repository that synchronizes distributed objects — application components, computer configurations, policy relationships — across the network. Multiple management servers may be deployed in “n-tier” configurations across enterprise and Internet networks as desired to support large numbers of users and large volumes of software and content, to optimize limited network connections, and to allow for distributed administration.

Managed Clients. Lightweight components resident on managed computing devices that communicate with our management servers to identify, obtain, install, repair and delete software or content. Operating as an extension of standard PC or Internet operating environments, the managed client automatically discovers current managed computer contents and synchronizes application versions with new or updated configurations residing on the management server.

Administrators. Components resident on the administrator’s desktop used to manage the object-repository and the engine. The administrator component contains a variety of graphical tools and utility programs used by customer administrators and technical staff to publish software and content components, specify policies and entitlements for users and control the overall operation of the management servers and managed client components.

      These foundation components can be distributed across a variety of computing platforms:

Component	Platforms

Management Servers	Windows XP, 2000, and NT, AIX, HP-UX, MVS, Solaris, Novell, OS/2, Linux
Managed Clients	Windows (XP, 2000, NT, 98, 95, 3.1), OS/2, AIX, HP-UX, Solaris, Novell, Macintosh, NCR/ GIS, SGI Irix, SCO, Linux

      Communication between components is supported through a variety of protocols, including TCP/IP, HTTP, SNA, IPX, and NetBIOS.

Integration

      Another key capability of our e-wrap technology is that it can be easily extended by us, our customers and partners, without programming, to manage any customer-defined or industry-standard software component (including C, C++, Visual Basic, Java, ActiveX, CORBA, Component object model, and JavaScript) or content format (such as registry directory, Hypertext mark-up language, extensible mark-up language, multi-media, full motion video and animation). The benefit of this approach is that it enables us and our customers and partners to quickly deploy emerging technologies and manage rapidly proliferating kinds of software and content across diverse and evolving platforms.

      Specialized management extensions and adapters offer our product integration capability with third party products without requiring special application programming interfaces or third party vendor coding. We currently provide a variety of management extensions and adapters including:

Network/Systems Management Frameworks. Our software and content management capabilities are integrated directly with the event, security and performance management environments of Hewlett-Packard Company’s (“Hewlett-Packard”) HP OpenView, Microsoft Corporation’s (“Microsoft”) Microsoft Operations Management (“MOM”), International Business Machines Corporation (“IBM”)/ Tivoli Systems Tivoli Management Framework and the Tivoli Enterprise Console and Computer Associates International, Inc.’s (“Computer Associates”) CA Unicenter.

Security and Policy/ Entitlement. Our policy management environment integrates with lightweight directory access protocol (“LDAP”) based directory servers, such as Microsoft Active Directory, Novell Inc.’s (“Novell”) NDS and other vendor LDAP servers, as well as with Microsoft NT Domain Manager, Computer Associates ACF2 and Top Secret, and Oracle Corporation (“Oracle”), Sybase, Inc. (“Sybase”) and Microsoft SQL-based databases, to enable single source points of control for user authentication, access policies and subscriber entitlement.

Problem/ Help Desk Management. Our dynamic change and configuration management facilities are integrated with problem management environments such as Peregrine Systems, Inc.’s Remedy AR System to integrate problem tracking and inventory discovery data.

Custom-Built Application Management. Configuration management models for custom software developed in-house using Rational Software Corporation’s ClearCase and Merant plc.’s PVCS are integrated directly into the distribution process, enabling changes in all phases of application development to be synchronized with deployment across pilot groups and throughout the entire enterprise once development is complete.

Application Deployment Packaging and Component Analysis. Our extensive packaging capabilities encompass native UNIX and Windows packages in addition to integrating with packaging tools such as Wise Solutions, Inc.’s Package Studio. Component analysis can be performed on Radia - and 3rd party-produced packages to detect, analyze and avoid potential conflicts among Radia-managed applications before they are deployed throughout the enterprise.

OS Imaging and Migration. Our comprehensive configuration and change management capabilities include large-scale automation of the OS migration process and rapid provisioning of servers, desktops, laptops and other devices through seamless integration with leading OS imaging and personality migration tools.

Products

      Our products, built upon our core e-wrap technology foundation, provide the extended enterprise with an integrated configuration and change management solution that covers the extended enterprise software and content management needs such as:

•	Inventory of target configurations and pre-deployment impact analysis.

•	Package MSI (“Microsoft Windows Installer”) and non-MSI applications (e.g. UNIX applications).

•	Deploy software and content across enterprise networks.

•	Manage software and content and continuously configure desktop, server, mobile and remote devices — automatically.

•	Distribute shrink-wrap software packages over the Web and enable self-service web servers to install, update and maintain “software as a service” subscriptions.

•	Embed just-in-time management into new extranet and commerce-based services, allowing services to be configured in real-time and to synchronize components with the latest system updates.

      Our core adaptive management applications — the Radia Application Manager, Radia Software Manager, Radia Inventory Manager and Enterprise Desktop Manager — are available individually, with a variety of optional add-on components, or combined in solution suites for server management, desktop management, mobile management and e-commerce terminal management. We believe our solutions address the unique configuration and change management requirements of desktops, laptops, servers, handheld and specialty devices for the entire extended enterprise.

      Radia Application Manager — A change and configuration management tool that enables enterprise IT organizations and service providers to deploy self-managing software to employees, affiliates, partners and customers over wired and wireless networks without user or administrator intervention. Administrators control deployments, updates, repairs and removals through policy-based entitlements.

      Radia Software Manager — A change and configuration management tool that enables enterprise IT organizations and service providers to offer self-service software and content management over wired and wireless networks. Administrators control access to software and content through policy-based entitlements, while users can download, update, and repair software and content through a self-service Web-based catalog.

      Radia Inventory Manager — A policy-driven, digital asset discovery and reporting tool that automatically gathers information about software and hardware configurations for computing devices anywhere in the extended enterprise and consolidates the results into Web-based reports.

      Enterprise Desktop Manager — A change and configuration management tool that enables IT organizations to centrally manage infrastructure, productivity and application software and content within enterprise WAN and LAN networks and across dialup/remote connections.

      During fiscal 2002 we released eleven new or enhanced Radia product components. At the end of fiscal 2002 the Radia product family consisted of a total of twenty-two product components. We expect to continue to release new and enhanced Radia product components going forward.

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

Customers and Applications

      Our principal customers include enterprises and organizations with widely deployed and heterogeneous networks. As of March 31, 2002, our products had been licensed directly by us or through distributors to more than 460 customers worldwide.

      Our products manage a broad range of software and content for its customers, including business-critical applications such as enterprise resource planning (ERP) software from SAP AG, Oracle, and PeopleSoft, Inc. and sales force automation software from companies such as Siebel Systems, Inc.; digital content found on new e-commerce terminals such as automated teller machines, Internet kiosks and point-of-sale terminals including full motion video and animation; e-business/ e-commerce applications from BroadVision, Inc. and

Commerce One; personal productivity tools, browsers, virus checkers and utilities such as those from Microsoft, Netscape Communications Corp., Lotus Development Corporation, Network Associates, Inc. and Symantec Corporation; and just-in-time applications including applets, supply chain systems, and e-commerce sales interfaces for Web-based consumers. Our customers also use our products to facilitate upgrades of operating systems and/or migrations to new operating systems such as Microsoft Windows XP, as well as to deploy patches to help ensure existing software is virus inoculated.

      During 2002 and 2001, one customer, Electronic Data Systems Corporation (“EDS”), accounted for approximately 16% and 12%, respectively, of our total revenues. During 2000, one customer, Amdahl Corporation (“Amdahl”), accounted for approximately 14% of total revenues.

The Novadigm Strategy

      Our objective is to expand our position as a leading provider of change and configuration management solutions for the extended enterprise. Key components of our strategy include:

Maintaining Technology Leadership. We believe that our unique e-wrap technology with desired-state automation and patented fractional differencing technologies together with its integrated product set and broad platform coverage distinguish its solutions from those of other vendors. We will continue to develop enhancements to existing products as well as new products that are responsive to the configuration and change management needs of the marketplace, thereby extending our coverage, market reach and business opportunities.

Increasing Market Share. Our current customer base is comprised of over 460 public and private sector customers around the world. Our strategy is to continue to increase our customer base and market share by exploiting our competitive technology strengths, continuing to expand our sales and marketing channels in the mid-sized and large enterprise marketplace, and developing additional selling channels and partnerships where appropriate.

Expanding Customer Relationships. We believe that our value in meeting the needs of its growing customer base, together with the broad range of adaptive configuration and change management capabilities in its integrated product line, positions it to be a provider of strategic solutions to its customers as they evolve and extend their enterprise IT infrastructures. Our strategy is to expand our relationships and licenses with existing customers by providing additional technology solutions which meet their needs.

Sales, Marketing and Channels

      We market our software and services through our direct sales force and indirect channel partners worldwide. In the U.S., we manage sales activities from our offices in Mahwah, New Jersey, Emeryville, California, and Chicago, Illinois; and in Europe from our offices located near Paris, France, London, England, and Munich, Germany. For fiscal 2002, revenues from direct and indirect sales accounted for 92% and 8%, respectively, of total revenues, and revenues from North America and international sales accounted for 55% and 45%, respectively, of total revenues.

      Our marketing activities are designed to build market awareness, generate qualified leads, and to supply sales channels with positioning, presentation materials, and product collateral to help generate and develop qualified customer prospects.

      Our direct sales organization is divided into specialized teams of pre-sales specialists, account managers and implementation consultants that work together to provide an integrated selling approach to the customer. Our indirect channels are based on business arrangements with value-added resellers (VARs), systems integrators, outsourcers and distributors which are selected and trained by us to provide marketing, sales, post-sales support and services for our products. We also maintain a network of service providers worldwide who offer our customers complementary services to accelerate their implementations. These business arrangements are also useful to us in identifying new products and product enhancements that are responsive to customer and market requirements. We believe that we have been successful in minimizing marketing conflicts between our worldwide direct and indirect sales channels.

      We participate in the beta programs and partnering programs of the industry’s market leaders, including Hewlett-Packard, Microsoft, Silicon Graphics, Inc., Compaq Computer Corporation and IBM. We intend to continue to expand these technology, marketing and selling relationships.

      In June 2000, we entered into a strategic alliance with Hewlett-Packard to integrate, market and sell our software and content management products with Hewlett-Packard’s HP OpenView management solutions for the enterprise and service provider markets. As part of the strategic alliance Hewlett-Packard became an equity owner of us acquiring 940,000 shares of our common stock and a warrant for an additional 250,000 shares of common stock. In addition to the alliance agreement, we have integrated and jointly market our products with Hewlett-Packard and provide customers the opportunity to replace Hewlett-Packard’s desktop and server inventory, distribution and application management products with our Radia products and services (See “Part I, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

Customer Service and Support

      To facilitate implementation and integration of its products, we offer a range of support programs and services that complement our products.

      Customer Support and Product Maintenance. Customers who subscribe to our fee-based maintenance program have access to our technical support facilities 24 hours a day, seven days a week via our Internet site, electronic mail and facsimile lines and are entitled to receive software updates, maintenance releases and documentation for an annual maintenance fee. Our technical support center located in North America provides routine support 8 a.m. – 8 p.m. (EST) Monday through Friday (holidays excepted) and emergency support 24 hours a day, seven days a week to customers worldwide. Our technical support center located in Europe provides routine support 8 a.m. – 8 p.m. (CET).

      Consulting. Our professional services organization in the United States, Canada, Great Britain, France and Germany and a growing number of Novadigm-certified service providers located throughout the world are available to consult with customers on project planning and systems implementation and integration. Consulting services are typically billed on a time and materials basis.

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

      Revenues from maintenance and services accounted for 37% of fiscal 2002 total revenues.

Product Development

      Since our inception, we have focused on, and made substantial investments in, product development. In fiscal 2002, our total research and development expenses were approximately $10.4 million. To date, we have not capitalized any software development costs.

      We anticipate that we will continue to commit substantial resources to research and development, believing that its future success depends in large part on its ability to maintain and enhance the functionality of its current line of products and to develop and introduce new products that keep pace with technological developments, achieve market acceptance and respond to an ever-expanding range of customer requirements. We intend to enhance our existing product offerings and to introduce new products for the enterprise software and configuration management market. Although we expect to develop certain of our new products and product enhancements internally, we may acquire technology and/or products from third parties or consultants when considerations of time or cost dictate.

      If the next release of the Radia products, or any potential new products and enhancements do not achieve market acceptance, or if for technological or other reasons we are unable to develop, introduce and sell our products in a timely manner, our business, financial condition and results of operations will be materially and adversely affected.

Competition

      Competition in the markets we serve is diverse and rapidly changing. While a variety of vendors have offered some form of software distribution, asset management, infrastructure management or similar solutions with their offerings, our closest competitors today fall into the categories below:

Framework SD Vendors. These competitors include IBM (Tivoli Software) and Computer Associates who offer software distribution tools as part of their enterprise frameworks. We compete against the specific software distribution tools offered with their frameworks.

Desktop Management Suite Vendors. These competitors include vendors such as Microsoft and Intel Corporation, who offer software distribution tools as part of a desktop administration package.

Software Distribution Vendors. These competitors include companies such as Altiris, Inc., Marimba, Inc. and ON Technology Corporation in the desktop and server market segment; and, in the mobile market segment, Xcellenet, Inc.

      We believe that we compete effectively with all of these vendors in our target market on the basis of our proven end-to-end solution and broader product line for software and content management. Additionally, we believe our other technology and business differentiators include: comprehensive features/ functions; patented technologies including fractional differencing, desired-state automation and adaptive configuration management; broader platform coverage and support for industry standards; higher product implementation success rates; extensive implementation and support services; and broader sales channels. We differentiate our products in the market based on customer results that have proven our solutions are capable of end-to-end deployment and management of software and content faster, across larger and more diverse environments, with higher reliability and greater adaptability than other similar products.

      However, there can be no assurance that we will be able to continue to compete effectively in the software management market or that our profitability or financial performance will not be adversely affected by increased competition. Many of our competitors have longer operating histories, and many have significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger customer installed bases. Moreover, there can be no assurance that either existing or new competitors will not develop products that are superior to our products or other technologies offering significant advantages over our technology, which could have a material adverse effect on our business, financial condition and results of operation.

Intellectual Property and Other Proprietary Rights

      In December 1996 and in September 2001, we were issued patents from the U.S. Patent Office for key components of its desired-state management process used in our software and content management products. There can be no assurance that we will develop additional proprietary technologies that are patentable, that any issued patent will provide us with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. Moreover, there can be no assurance that protective measures taken by us will prevent misappropriation of our proprietary technology, and such measures may not preclude competitors from developing products with features similar to those of our products. Furthermore, effective copyright and trade secret protection may be limited or unavailable under the laws of certain foreign jurisdictions. We also rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, contractual provisions and technical measures to protect our proprietary rights in our products.

      Although we believe that our products and trademarks do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against us with respect to current or future products. Any such claims, whether with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or license agreements, provided such agreements were available on reasonable terms or at all. (See “Part I, Item 3. Legal Proceedings”).

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

Employees

      As of March 31, 2002, we had a total of 302 full-time employees, including 89 in customer support and services, 82 in product development, 84 in sales and marketing and 47 in general and administration. A total of 239 employees are based in the United States and 63 employees are based in Europe. None of our employees are represented by a labor union. We have not experienced work stoppages and consider our relations with employees to be good.

Executive Officers of the Registrant

      Our executive officers are as follows:

Name	Age	Position	Officer since

Albion J. Fitzgerald	54	Chairman of the Board and Chief Executive Officer	1992
Gerald M. Labie	58	President, Chief Operating Officer and Director	2001
Robert B. Anderson	47	Executive Vice President, Secretary and Director	1992
Joseph J. Fitzgerald	40	Vice President, Chief Technology Officer	1992
Wallace D. Ruiz	51	Vice President, Treasurer and Chief Financial Officer	1995

      Albion J. Fitzgerald co-founded Novadigm in February 1992 and has served as Chairman since that time. He has also been the Chief Executive Officer since 1995. Mr. Fitzgerald has previously served as Chief Technology Officer and President. In May 1990, Mr. Fitzgerald founded Fitzgerald Associates, Novadigm’s predecessor, and served as the chief architect in the development of the desired-state management and fractional differencing technologies that are the basis for all Novadigm products.

      Gerald M. Labie joined Novadigm in April 2001 as President and Chief Operating Officer. In September 2001, Mr. Labie became a Director. From 2000 until joining Novadigm, Mr. Labie was a partner with Core Strategies, Inc., a market development firm serving IT organizations. From 1997 to the time he joined Core Strategies, Mr. Labie was employed at Tech Data Corporation, a worldwide provider of IT products and services. Mr. Labie initially served as President and Managing Director of Tech Data’s European Operations and later as Senior Vice President of Marketing.

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

Item 2.     Properties

      Our corporate headquarters is located in Mahwah, New Jersey. We conduct our Americas, Asia and Australia operations (“AAA”) principally out of leased facilities in Mahwah, Chicago, Illinois and Emeryville, California. We occupy approximately 65,563 square feet at our Mahwah facilities, principally for product development, customer training and support, east coast sales and technical support and general administration; approximately 6,830 square feet at our Emeryville facility principally for marketing and west coast sales and technical support; and approximately 3,137 square feet at our Chicago facility principally for midwest sales and technical support. Our European headquarters is located outside of Paris, France, where we conduct our Europe, Middle East and Africa (“EMEA”) operations. Our leased facility in France is comprised of approximately 8,730 square feet and is used principally for training and telephone support of our European customers, sales and technical support of our French customers and administrative support to our European operations. We also have leased sales and technical support offices near London, England (approximately 3,200 square feet) and near Munich, Germany (approximately 3,730 square feet). We believe that our current facilities are adequate for our needs and will be adequate to meet our needs for the foreseeable future.

Item 3.     Legal Proceedings

      On July 6, 2001, Beck Systems, Inc. filed a complaint against us and two of our customers in the United States District Court for the Northern District of Illinois, alleging infringement of two patents held by Beck Systems. Beck Systems alleges that our infringement relates to the manufacture and marketing of our EDM and Radia products. Beck Systems seeks an injunction and damages. We intend to defend this suit vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of this litigation, particularly in cases such as this where sophisticated factual issues must be assessed and complex technical issues must be decided. Any unfavorable outcome of this litigation could have a material adverse impact on our business, financial condition and results of operations.

      On December 4, 2001, we announced we were required to pay an arbitration award arising out of a dispute related to an employment agreement between us and a former executive. Subsequently we settled the dispute for a total of $1.1 million (including reimbursement of fees) and recorded such amount as a one-time charge to our results of operations in the quarter ended December 31, 2001.

Item 4.     Submission of Matters to a Vote of Securities Holders

      We did not submit any matter to a vote of our security holders during the quarter ended March 31, 2002.

PART II

Item 5.     Market for the Registrant’s Common Stock and Related Stockholder Matters

      Our common stock has been traded on the Nasdaq National Market since our initial public offering on July 13, 1995 under the Nasdaq symbol “NVDM”. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by Nasdaq:

	High	Low

Fiscal Year Ended March 31, 2002

First Quarter	$11.25	$4.13
Second Quarter	11.95	7.09
Third Quarter	10.10	6.91
Fourth Quarter	11.10	7.34
Fiscal Year Ended March 31, 2001

First Quarter	$20.88	$10.00
Second Quarter	23.38	9.44
Third Quarter	14.00	5.13
Fourth Quarter	9.19	4.16

      As of May 30, 2002, the last reported sale price of our common stock was $7.10 per share and there were approximately 95 holders of record of our common stock. We believe there are approximately 3,900 beneficial owners of our common stock.

      We have never paid cash dividends on our common stock. We currently intend to retain earnings, if any, for use in our business and we do not anticipate paying any cash dividends in the foreseeable future.

      The following table provides information as of March 31, 2002 related to our equity compensation plans in effect at that time:

			Number of Securities
	Number of Securities	Weighted-average	Remaining Available
	to be issued Upon Exercise	Exercise Price of	for Future Issuance
	of Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans

Equity Compensation Plans approved by Security Holders	4,497,318	$6.07	1,148,411
Equity Compensation Plans not approved by Security Holders	1,249,974	10.51	50,026

Total	5,747,292	$7.04	1,198,437

      In October 1999, the Board of Directors adopted and approved the 1999 Nonstatutory Stock Option Plan (the “1999 Plan”) and reserved 500,000 shares of common stock for issuance under the 1999 Plan. The Board of Directors authorized and reserved an additional 250,000 shares for issuance under the 1999 Plan in February 2000, in June 2000 and again in August 2001. In November 2001, the Board of Directors authorized and reserved an additional 100,000 shares for issuance under the 1999 Plan. Neither the 1999 Plan nor any of the amendments to the 1999 Plan were submitted to our stockholders for approval. The purposes of the 1999 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, new officers, directors and consultants and to promote the success of the our business. Under the 1999 Plan, officers and directors are limited to grants at the time of initial service. Option terms may not exceed ten years from the date of grant and the 1999 Plan will continue in effect until October 25, 2009 unless terminated sooner. As of March 31, 2002, 1,299,974 options have been granted pursuant to this plan, net of cancellations.

Item 6.     Selected Financial Data

      You should read the following selected consolidated financial data along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in this Annual Report on Form 10-K. We derived the consolidated statement of operations data for the years ended March 31, 2000, 2001 and 2002 and the consolidated balance sheet data as of March 31, 2001 and 2002 from our consolidated financial statements that have been audited by Arthur Andersen LLP, independent public accountants, included in this Annual Report on Form 10-K. We derived the consolidated statement of operations data for the years ended March 31, 1998 and 1999 and the consolidated balance sheet data as of March 31, 1998, 1999 and 2000 from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

NOVADIGM, INC.

SELECTED CONSOLIDATED FINANCIAL DATA

(Amounts in thousands, except per share amounts)

	Year Ended March 31,

	2002	2001	2000	1999	1998

Consolidated Statement of Operations Data:
Revenues
Licenses	$39,158	$31,247	$27,978	$20,743	$15,728
Maintenance and services	23,365	19,199	16,750	11,319	7,667

Total revenues	62,523	50,446	44,728	32,062	23,395

Operating Expenses:
Cost of maintenance and services	11,675	9,278	5,355	4,352	6,971
Sales and marketing	27,127	25,934	21,912	16,274	14,680
Research and development	10,423	9,003	6,126	4,936	6,843
General and administrative	11,323	8,305	6,823	5,383	4,964
Amortization of intangible assets	8,683	6,046	—	—	—

Total operating expenses	69,231	58,566	40,216	30,945	33,458

Operating income (loss)	(6,708)	(8,120)	4,512	1,117	(10,063)
Interest income, net	775	1,703	1,122	934	1,185
Other income (expense), net	(325)	2,054	(64)	(269)	(207)

Income (loss) before provision (benefit) for income taxes	(6,258)	(4,363)	5,570	1,782	(9,085)
Provision (benefit) for income taxes	11	233	427	25	(68)

Net income (loss)	$(6,269)	$(4,596)	$5,143	$1,757	$(9,017)

Earnings (loss) per share — basic	$(0.31)	$(0.23)	$0.28	$0.10	$(0.52)

Weighted average common shares outstanding — basic	19,953	19,711	18,185	17,580	17,392

Earnings (loss) per share — diluted	$(0.31)	$(0.23)	$0.25	$0.10	$(0.52)

Weighted average common and common equivalent shares outstanding — diluted	19,953	19,711	20,558	18,384	17,392

	As of March 31,

	2002	2001	2000	1999	1998

Consolidated Balance Sheet Data:
Cash and cash equivalents	$25,775	$20,592	$3,670	$8,124	$4,431
Working capital	29,161	30,809	29,041	20,994	17,326
Total assets	54,715	59,932	44,380	33,376	28,276
Deferred revenue	4,499	5,113	4,712	3,873	2,518
Stockholders’ equity	36,990	44,150	31,715	23,263	20,044

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion and analysis along with our audited consolidated financial statements and related notes included in this Annual Report on Form 10-K. The following discussion and analysis contains forward-looking statements that are subject to risks, uncertainties and other factors, including those discussed under “Item. 1 Business — Risk Factors,” that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”

Overview

      We are a leading provider of software and configuration management solutions for enterprise and Internet computing environments that enable organizations to reduce software management costs, speed time-to-market, expand marketing channels and open new sources of revenue. Our principal customers include the information technology (“IT”) organizations of large and medium-size enterprises and government organizations, service providers, outsourcers and software content providers with digital assets on thousands to hundreds-of-thousands of computing devices, across heterogeneous environments and networks. We were incorporated in Delaware in February 1992. Through September 1993, our primary efforts were devoted to product development. In October 1993, Version 1.0 of the Enterprise Desktop Manager (“EDM”) was released for general availability. Version 2.0 was released in February 1994, Version 3.0 in June 1995, and the final version, 4.0 was released in October 1997. In November 1997, we released Radia Software Manager, a publisher managed, Internet-based software and content management solution. In November 1998, we announced the general availability of Radia Version 2.0 as well as the Radia Application Manager, a subscriber managed, Internet-based software and content management solution. In December 2000, we followed with the release of Radia Inventory Manager, a policy-driven, digital asset inventory tool that automatically discovers information about hardware and software, and consolidates the results into Web-based reports. We continue to develop the Radia product family, adding new features, applications and platforms. In October 2001, Radia Management Suite 3.0 was released.

      We have three primary sources of revenue. License revenue is generated from licensing the rights to use our software products to end users and from sublicense fees from resellers of our software products. We generate maintenance revenues from providing renewable support and software update rights to license customers. Lastly, we earn revenue from consulting and training activities performed for license customers. We recognize revenue in accordance with the provisions of Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” as amended by SOP 98-9.

Critical Accounting Policies

      We believe our critical accounting policies to be revenue recognition, allowance for doubtful accounts and valuation allowance against deferred income tax assets.

      Revenue recognition. As discussed above and in note 1 to the consolidated financial statements, we recognize revenue in all transactions involving the licensing of software products in accordance with the provisions of SOP No. 97-2, “Software Revenue Recognition” as amended by SOP No. 98-9. Most of our licensing transactions are on a perpetual basis and revenue is recognized upon shipment of the software if evidence of an arrangement exists, pricing is fixed and determinable, and collectibility is probable. Shipment of the software is generally performed by the physical delivery of a CD or by electronic delivery of the licensed software. Evidence of an arrangement generally takes the form of a software license agreement signed by the customer and by us. In the case of an existing license customer, additional orders may come in the form of an addendum to the software license agreement, a purchase order, order letter, or similar authorizing document from the customer. We evaluate whether the software transaction has a fixed and determinable price. A key factor in this evaluation is the payment terms in relation to our experience with the customer or with a similar class of customers. Generally, software transactions have terms of less than one year and have no unresolved acceptance criteria or similar contingency. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. We evaluate the probability of collection based upon the creditworthiness of the customer.

      We allocate revenue on software transactions involving multiple elements to each element based on the relative fair values of the elements. Our software transactions frequently involve multiple elements, most commonly bundled maintenance and services. Our determination of fair value of each element in multiple element-arrangements is based on vendor specific objective evidence (VSOE). We analyze all of the elements and determine whether we have sufficient VSOE to allocate revenue to maintenance, consulting and training components included in multiple-element arrangements. Accordingly, assuming all other revenue recognition criteria are met, revenue is recognized upon delivery using the residual method in accordance with SOP 98-9, where the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The revenue allocated to licenses generally is recognized upon delivery of the products. The revenue allocated to maintenance is generally recognized ratably over the term of the support, typically 12 months, and revenue allocated to consulting and training elements generally is recognized as the services are performed. If evidence of the fair value for all undelivered elements does not exist, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered.

      We enter into reseller arrangements that typically provide for sublicense fees payable to us based on a percentage of list price. Reseller arrangements may include non-refundable payments in the form of guaranteed sublicense fees. Guaranteed sublicense fees from resellers are recognized as revenue upon shipment of the master copy of all software to which the guaranteed sublicense fees relate if the reseller is creditworthy and if the terms of the agreement are such that the payment obligation is not subject to price adjustment, is non-cancelable and non-refundable and due within 90 days. These guaranteed sublicense fees are applied against sublicense fees reported by the reseller in relicensing our products to end-users. $250 thousand, $0 and $1.2 million in guaranteed sublicense fees were recognized in 2002, 2001 and 2000, respectively. As of March 31, 2002, a substantial majority of all such guaranteed sublicense fees recognized by us have been placed with end users or forfeited by the reseller.

      Allowance for doubtful account. The allowance for doubtful accounts is established for estimated losses resulting from the inability of our customers to pay. The allowance is regularly evaluated, by customer and in the aggregate, for adequacy taking into consideration past experience, credit quality, age of the receivable balances, and current economic conditions. The use of different estimates or assumptions could produce different allowance balances.

      Valuation allowance against deferred income tax assets. We recognize deferred tax assets and liabilities based upon differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review the deferred tax assets for recoverability and establish a valuation allowance. We provided a valuation allowance of $15.3 million against our entire net deferred tax asset as of March 31, 2002. This valuation allowance was recorded given the losses we have incurred through March 31, 2002 and the uncertainties regarding our future operating profitability and taxable income, all of which require significant management judgments.

      All period references in the discussion below and in the remainder of Item 7 are to fiscal periods based on our fiscal year ending March 31.

Results of Operations

      For the periods indicated, the following table sets forth the percentage of total revenues represented by the respective line items in our statements of operations.

	Years Ended March 31,

	2002	2001	2000

Revenues:
Licenses	62.6%	61.9%	62.6%
Maintenance and services	37.4	38.1	37.4

Total revenues	100.0	100.0	100.0

Operating expenses:
Cost of maintenance and services	18.6	18.4	12.0
Sales and marketing	43.4	51.4	49.0
Research and development	16.7	17.8	13.7
General and administrative	18.1	16.5	15.2
Amortization of intangible assets	13.9	12.0	—

Total operating expenses	110.7	116.1	89.9

Operating income (loss)	(10.7)	(16.1)	10.1
Interest income, net	1.2	3.4	2.5
Other income (expense), net	(0.5)	4.0	(0.1)

Income (loss) before provision for income taxes	(10.0)	(8.7)	12.5
Provision for income taxes	—	0.5	1.0

Net income (loss)	(10.0)%	(9.2)%	11.5%

Comparison of Fiscal Years Ended March 31, 2002 and 2001

Revenues

      Total revenues increased 23.9% in 2002 to $62.5 million.

      License revenues increased 25.3% to $39.2 million in 2002. License revenues represented 62.6% of our total revenues in 2002 compared to 61.9% of our total revenues in 2001. This increase in license revenues in 2002 over the prior year was primarily the result of closing a greater number of contracts at a higher average contract size. Demand for our products increased from both new and existing customers due, we believe, to more effective marketing programs, better market awareness and creation of marketing alliances and partnerships.

      Maintenance and services revenues increased 21.7% to $23.4 million. This increase in maintenance and services revenues in 2002 over the prior year was primarily due to the increased demand for our consulting services associated with the EDS contract for the Navy Marine Corps Intranet project as well as higher license activity in 2002. In addition, maintenance services increased in 2002 over the prior year due to an expanding customer base.

      During 2002, one customer, EDS, accounted for approximately 16% of our total revenue.

Operating expenses

      Cost of maintenance and services includes the costs of providing customer support and update rights and consulting and training services to our customers. These costs consist primarily of payroll and benefits, travel and lodging expenses, third party consulting fees and allocated overhead. Cost of maintenance and services increased by 25.8% to $11.7 million in 2002. The gross margin of maintenance and services was 50% in 2002, slightly lower than the 51.7% of the prior year. The primary reason for the lower gross margin in 2002 as compared to the prior year is the faster growth rate of consulting and training services compared to maintenance. Consulting and training services require higher staffing levels than maintenance operations and therefore have a lower gross margin. We expect the cost of maintenance and services to increase in 2003 in absolute dollar terms and we expect the gross margin of maintenance and services to remain approximately the same as the 2002 level.

      Sales and marketing expenses consist primarily of salaries, related benefits, commissions, travel and other costs associated with sales and marketing efforts such as marketing programs, trade shows, and lead generation activities. In addition, the expense for doubtful accounts is included in sales and marketing expense. Sales and marketing expenses increased 4.6% to $27.1 million. The increase in 2002 over the previous year was primarily the result of higher marketing expenses for trade shows, public relations, user conferences and other marketing programs, as well as higher commission expense associated with the recording of higher revenue. During 2002, we created a new sales organization to manage and grow our alliances and partnerships, also additional sales management was brought on in 2002 to strengthen our sales efforts. Accordingly, we expect sales and marketing expenses to increase in 2003 compared to 2002 in absolute dollar terms though not as a percentage of total revenues.

      Research and development expenses consist primarily of salaries, related benefits, consultant fees and other costs associated with research and development efforts. Research and development expenses increased 15.8% to $10.4 million. The increase in research and development expenses in 2002 as compared to the previous year was primarily due to the ongoing development of new products which provide additional functionality and ease of use and operate on additional platforms. During 2002, we released a new version of Radia, Version 3.0, as well as announced eleven new products. We believe that a significant investment in research and development activities is essential to provide for our future growth. We anticipate that we will continue to invest resources to further enhance and develop our products. We anticipate growth in research and development expense in 2003 though we do not anticipate that research and development expense will increase in terms of a percentage of total revenues.

      Under the provisions of Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” software development costs are capitalized upon the establishment of technological feasibility, which we define as establishment of a working model. Capitalizable amounts are insignificant and, accordingly, we have expensed all software development costs as incurred.

      General and administrative expenses consist primarily of personnel and travel costs for corporate management, finance and administration, information systems and human resources, as well as corporate insurance programs and fees for professional services such as consulting, legal, accounting and recruiting. General and administrative expenses increased 43.6% to $11.3 million in 2002. The increase in 2002 as compared with 2001 was due primarily to providing approximately $1.1 million associated with a settlement of an arbitration dispute with a former employee, higher legal fees associated with the arbitration dispute as well as other litigation (See “Part I, Item 3. Legal Proceedings”), and higher compensation costs due to expanding our corporate management and administrative staff. We expect general and administrative expenses to increase in 2003 though we do not anticipate general and administration expense to increase in terms of a percentage of total revenues.

      Amortization of intangible was $8.7 million in 2002 and consists of (i) a charge to earnings for the non-cash amortization of the intangible asset acquired in the alliance agreement with Hewlett-Packard and (ii) an acquisition of intellectual property in October 2001.

      In June 2000, we entered into an alliance agreement with Hewlett-Packard to integrate, market and sell our software and content management products with Hewlett-Packard’s HP OpenView management solutions for the enterprise and service providers markets. As part of the agreement, we issued 940,000 shares of our common stock to Hewlett-Packard and a warrant for an additional 250,000 shares of our common stock. Both the shares issued and the warrant contained restrictions. In addition to the alliance agreement, and for a fee of $2,500,000, Hewlett-Packard was provided a one-year, limited license to upgrade certain existing customers to our Radia product. The fair value of the equity issued, less the cash received from Hewlett-Packard, or $16.1 million, was recorded as an intangible asset at June 30, 2000, and will be amortized over the initial term of the agreement: two years. Included in the warrant is a provision that reduces the exercise price of the warrant to $0 if Hewlett-Packard attains certain revenue milestones. Should Hewlett-Packard meet those milestones, the intangible asset will be adjusted and the new amount will be amortized for the remainder of the term. We currently do not expect Hewlett-Packard to meet these milestones.

      In October 2001, we acquired the intellectual property of another company. We will embed this acquired technology into our Radia product suite. Along with the intellectual property, we acquired furniture and fixtures, equipment, customer contracts and an office lease. Four employees joined us upon the closing of the acquisition. The cost of the acquisition was $3,894,000, net of acquisition costs of $114,000. The purchase price is payable through the issuance of 212,636 shares of our common stock and payment of $1.7 million in cash. We will issue 23,626 shares of our common stock and pay $195 thousand quarterly through December 31, 2003. We allocated the excess of the purchase price over the fair value of the tangible net assets acquired to acquired software and we are amortizing this amount over three years.

      We currently expect the amortization expense relating to these items for 2003 to be approximately $3.3 million.

Interest income, net

      Interest income, net is comprised primarily of interest income earned on our cash, cash equivalents and investments, partially offset by our interest expenses. Interest income, net was $775 thousand in 2002 as compared to $1.7 million in 2001. Interest income, net decreased in 2002 as compared to 2001 due primarily to lower interest rates. Interest income, net is dependent upon our average net cash and investment balances and market interest rates. We expect our interest income, net to increase in 2003 because we anticipate that our cash and investment balances will increase.

Other income (expense)

      Other income (expense) was an expense of $325 thousand in 2002. It was primarily comprised of a net foreign exchange loss of $200 thousand and miscellaneous corporate expenses and other non-operating gains/losses. The other income (expense) in the prior year was income of $2.1 million. The prior year income included royalties of $2.2 million recognized from a settlement of the infringement litigation with Marimba, Inc. in November 2000.

Income taxes

      We recorded a provision for income taxes of approximately $11 thousand in 2002 for foreign income taxes and approximately $233 thousand in 2001 for federal and state alternative minimum taxes and foreign taxes. As of March 31, 2002, we had net deferred tax assets of approximately $15 million. We have provided a full valuation allowance due to the uncertainty surrounding the timing of the realization of the net deferred tax assets. As of March 31, 2002, we had federal net operating loss carryforwards of approximately $29 million, which expire in various periods through 2022. Our ability to utilize the net operating loss carryforwards in future years may be limited in some circumstances, including significant changes in ownership interests, due to certain provisions of the Internal Revenue Code of 1986.

Comparison of Fiscal Years Ended March 31, 2001 and 2000

Revenues

      Total revenues increased 12.8% in 2001 to $50.4 million.

      License revenues increased 11.7% to $31.2 million in 2001. License revenues represented 61.9% of the total revenues of 2001 compared to 62.6% of the total revenues of 2000. The increase in license revenues in 2001 over the prior year was the result of closing a greater number of contracts and a higher average contract size. Demand for our products increased from both new and existing customers due, we believe, to more effective marketing programs, better market awareness, expansion of our sales force in North America and Europe and creation of marketing alliances and partnerships.

      Maintenance and service revenues increased 14.6% to $19.2 million. The increase in maintenance and service revenues in 2001 over the prior year was primarily due to the increased demand for our consulting and training services associated with higher licensing activity with new customers and the high rate of renewal of maintenance contracts by existing customers. The increase in maintenance revenues in 2001 over 2000 was at a rate lower than in prior years due to the termination of our agreement with Amdahl.

      During 2001, one customer, EDS, accounted for approximately 12% of our total revenue. During 2000, Amdahl accounted for approximately 14% of our total revenue. In June 1995, we entered into a seven-year, non-exclusive OEM and distribution agreement with Amdahl. Under the agreement, Amdahl was able to sublicense EDM throughout the world as part of its bundled solution and sublicense EDM stand-alone to a limited worldwide market. We agreed to provide limited technical support and training. The agreement required Amdahl to pay us minimum annual royalties. Amdahl failed to meet the minimum royalty commitment for fiscal 2000 and we terminated the agreement effective March 31, 2000.

Operating expenses

      Cost of maintenance and services increased by 73.2% to $9.3 million in 2001. The increase in the cost of maintenance and services in 2001 as compared to 2000 was due primarily to a faster increase in consulting and training services which requires higher staffing levels than maintenance and the increased utilization of third party consulting firms.

      Sales and marketing expenses increased 18.4% to $25.9 million. The increase in 2001 over the previous year was primarily the result of higher commission expense associated with the recording of higher revenue and the continued expansion of the direct sales force in North America and Europe.

      Research and development expenses increased 47.0% to $9.0 million. The increase in research and development in 2001 as compared to the previous year was primarily due to the ongoing development of new products which operate on additional platforms and the development of products to address the requirements of application service providers (ASPs), independent software vendors (ISVs) and enterprise information technology providers for providing software applications to customers as subscription services. Under the provisions of Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” software development costs are capitalized upon the establishment of technological feasibility, which we define as establishment of a working model. Capitalizable amounts are insignificant and accordingly, we have expensed all software development costs as incurred.

      General and administrative expenses increased 21.7% to $8.3 million in 2001. The increase in 2001 as compared with 2000 was due primarily to $984 thousand of non-recurring legal costs incurred to settle patent litigation suits in November 2000, as well as higher compensation costs due to expanding our corporate management and administrative staff.

      Amortization of intangible was $6.1 million in 2001 and consisted of a charge to earnings for the non-cash amortization of the intangible asset acquired in the alliance agreement with Hewlett-Packard. In June 2000, we entered into an alliance agreement with Hewlett-Packard to integrate, market and sell our software and content management products with Hewlett-Packard’s HP OpenView management solutions for the enterprise and service providers markets.

Interest income, net

      Interest income, net was $1.7 million in 2001 compared to $1.1 million in 2000. The increase in interest income, net in 2001 as compared to 2000, was due primarily to higher average balances of cash and marketable securities as compared to the prior year average balances.

Other income (expense)

      Other income (expense) was income of $2.1 million in 2001. It was primarily comprised of $2.2 million recognized in connection with the settlement of the infringement litigation with Marimba, Inc. in November 2000, partially offset by $85 thousand of miscellaneous corporate fees. Other income (expense) was an expense of $64 thousand in 2000. It was primarily comprised of $89 thousand of bank fees and miscellaneous corporate fees offset by a net foreign exchange gain of $25 thousand.

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

Liquidity and Capital Resources

      As of March 31, 2002, we had approximately $25.8 million in cash and cash equivalents. Net cash provided by operating activities in 2002, 2001 and 2000 was $1.2 million, $1.8 million, and $1.5 million, respectively. Fiscal years 2002 and 2001 reported net losses of $6.3 million and $4.6 million, respectively, entirely offset by depreciation and amortization expense of $10.0 million and $6.8 million, respectively. The cash provided by operating activities in 2002 was partially offset by the acquisition of intellectual property in the fiscal year as well as by decreases in our accounts payable and accrued liabilities accounts and deferred revenue accounts. The cash provided by operating activities in 2001 was partially offset by the increase of $3.0 million in the accounts receivable balance, net of the allowance for doubtful accounts which in turn was due to the increasing revenues. In 2000, the cash provided by operating activities was primarily the result of net profit and an increase in accounts payable and accrued liabilities, partially offset by an increase in the accounts receivable balance.

      Property and equipment expenditures were $1,247,000, $1,541,000, and $1,360,000 for the fiscal years 2002, 2001 and 2000, respectively. We had no material commitments to purchase property and equipment at March 31, 2002, and we expect purchases of property and equipment to increase next fiscal year due the expansion of our headquarters in Mahwah, NJ and to the increase in the number of our employees.

      In June 2000, we entered into an alliance agreement with Hewlett-Packard. As part of the agreement we issued 940,000 shares of our common stock to Hewlett-Packard and a warrant for an additional 250,000 shares of our common stock. The warrant, which expires on March 31, 2004, contains restrictions and a provision that reduces the exercise price to $0 if HP attains certain revenue milestones.

      In October 2000, we announced our intention to repurchase up to 500,000 of the outstanding shares of our common stock. On August 3, 2001, our Board of Directors increased the number of shares authorized for repurchase to a total of 550,000 shares. Additionally, in September 2001, the Securities and Exchange Commission issued temporary regulations easing restrictions on the repurchases of stock by public companies. Our Board of Directors authorized the repurchase of up to another 250,000 shares after the temporary regulations were issued. During 2002, we spent approximately $3.2 million to repurchase approximately 368,000 shares. At March 31, 2002, the remaining authorization for all stock repurchases is approximately 78,000 shares.

      In March 2002, we entered into an unsecured revolving line of credit agreement with a bank providing for borrowings of up to $1.0 million. The line of credit has a term of one year and is renewable on an annual basis. At March 31, 2002, no amounts were due and outstanding under this revolving line of credit.

      Our cost for intellectual property acquired in October 2001 was $3,894,000, net of acquisition costs of $114,000, and is payable through the issuance of 212,636 shares of our common stock and payment of $1.7 million over 9 quarters. As of March 31, 2002, 47,252 shares of our common stock had been issued and payments totaling $390 thousand had been made. We will issue 23,626 shares and make a cash payment of $195 thousand quarterly through December 31, 2003. The value of our shares to be issued and cash to be paid have been accrued in the accompanying balance sheet. Accordingly, $1.7 million is included in accrued liabilities and $1.3 million is reflected as long-term liabilities. We have allocated the excess of the purchase price over the fair value of the tangible net assets acquired to acquired software and are amortizing this amount over three years.

      At March 31, 2002, we held notes receivable with a total value of $1.1 million due from executive officers and shareholders. The notes bear a fair market interest rate determined at the time the note was written. The notes are full recourse and are secured by shares of our common stock. The notes have a term of one year and allow for prepayment. In 2002, the notes matured and were renewed for a term of six months. During fiscal 2002, issuers of the notes repaid $313 thousand of the outstanding balance, $197 thousand of new notes were issued and $70 thousand in associated interest was accrued.

      The following table summarizes our contractual obligations as of March 31, 2002. This table should be read in conjunction with the accompanying notes to our consolidated financial statements (in thousands):

	Note Payable	Operating Leases

Fiscal year ending March 31,
2003	$782	$2,194
2004	586	2,125
2005	—	1,962
2006	—	1,750
2007	—	701

Total	$1,368	$8,732

The note payable represents the associated cash payments in connection with the intellectual property acquired in October 2001, as discussed above.

      Although it is difficult for us to predict our future liquidity requirements with certainty, we believe that our existing cash and cash equivalents, together with cash generated from operations, will be adequate to finance our operations for at least the 12 months. Although operating activities may provide cash in certain periods, to the extent we experience growth in the future, we anticipate that our operating and investing activities may use cash. We may decide to raise additional funds, through public or private debt or equity financing, to fund future growth or continuing operations, take advantage of expansion or acquisition opportunities, develop new products or compete effectively in the marketplace. However, additional funds may not be available to us on commercially reasonable terms, or at all, when we require them, and any additional capital raised through the sale of equity or equity-linked securities could result in dilution to our existing stockholders.

Risk Factors

      You should carefully consider the risks and uncertainties described below because they could materially and adversely affect our business, financial condition, operating results and prospects.

      We have a history of operating losses and we may not be able to achieve or sustain profitability in the future. We have reported an operating loss for every quarter since our incorporation in February 1992 except for the four consecutive quarters in each of 1996 and 2000, and the last three quarters of 1999. We may not be able to achieve or sustain profitability on a quarterly or annual basis in the future.

      Our quarterly results are subject to significant fluctuations due to many factors and our operating results vary due to seasonality. Our quarterly operating results have fluctuated in the past and are expected to fluctuate significantly in the future due to a number of factors, including, among others, the size and timing of customer orders, the timing and market acceptance of our new products, the level and pricing of international sales, foreign currency exchange rates, changes in the level of operating expenses, technological advances and competitive conditions in the industry. Revenues received from our individual customers vary significantly based on the size of the product installation. Customer orders for our products have ranged from several thousands of dollars to over $10 million, and have averaged from approximately $200,000 to $400,000. As a result, our quarterly operating results are likely to be significantly affected by the number and size of customer orders we are able to obtain in any particular quarter. In addition, the sales cycle for our products is lengthy and unpredictable, and may range from a few months to over a year, depending upon the interest of the prospective customer in our products, the size of the order (which may involve a significant commitment of capital by the customer), the decision-making and acceptance procedures within the customer’s organization, the complexity of implementation and other factors.

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

      Our business may suffer if we are not able to keep pace with rapid technological change and successfully introduce new products. The market for software and configuration management is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. Our future success will depend in large part on our ability to enhance our current products and to develop and introduce new products that keep pace with technological developments, achieve market acceptance and respond to customer requirements that are constantly evolving. Responding to rapid technological change and the need to develop and introduce new products to meet customers’ expanding needs will require us to make substantial investments in research and product development. During fiscal 2002, among other research and development expenditures, we allocated research and development funding to the development of our e-wrap technology to additional platforms in operating systems and a new version of Radia. We intend to continue to allocate funding to these development projects throughout fiscal 2003. If we fail to anticipate or respond adequately to technological developments and customer requirements, and in particular advances in client/server enterprise hardware platforms, internet applications and platforms, operating systems and systems management applications, or experience any significant delays in product development or introduction, we could lose competitiveness and our operating results could be materially and adversely affected. There can be no assurance that any product enhancements or new products we develop will gain market acceptance.

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

      Problems with our software could materially affect our business. Software products as complex as those offered by us may contain undetected errors or failures that, despite our significant testing, are discovered only after a product has been installed and used by customers. Such errors could cause delays in product introductions and shipments, require design modifications, result in loss of or delay in market acceptance of our products, or loss of existing customers, any of which could adversely affect the business, financial condition and results of our operations.

      Intense competition in the markets in which we operate could adversely affect us. Competition in the markets we serve is diverse and rapidly changing. While a variety of vendors have offered some form of software distribution, asset management, infrastructure management or similar solutions with their offerings, our closest competitors today fall into the categories below:

Framework SD Vendors. These competitors include IBM (Tivoli Software) and Computer Associates who offer software distribution tools as part of their enterprise frameworks. We compete against the specific software distribution tools offered with their frameworks.

Desktop Management Suite Vendors. These competitors include vendors such as Microsoft and Intel Corporation, who offer software distribution tools as part of a desktop administration package.

Software Distribution Vendors. These competitors include companies such as Altiris, Inc., Marimba, Inc. and ON Technology Corporation in the desktop and server market segment; and, in the mobile market segment, Xcellenet, Inc.

      We may not be able to continue to compete effectively in the software management market and our profitability or financial performance could be adversely affected by increased competition. Many of our competitors have longer operating histories, and many have significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger customer installed bases. Moreover, existing or new competitors may develop products that are superior to our products or other technologies offering significant advantages over our technology, which could have a material adverse effect on our business, financial condition and results of operation.

      The market price and trading volume of our common stock have been volatile and may continue to fluctuate significantly. The market price for our common stock has been highly volatile. The trading price and trading volume of our common stock has been, and could in the future be, subject to wide fluctuations in response to quarterly variations in our operating and financial results, announcements of technological innovations or new products by us or our competitors, changes in prices to our or our competitors’ products and services, changes in product mix, change in our revenue and revenue growth rates for us as a whole or for individual geographic areas, products or product categories, as well as other events or factors. Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the market in which we do business or relating to us specifically have resulted, and could in the future result in, an immediate and adverse effect on the market price of our common stock. In addition, the Nasdaq National Market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for the securities of many high technology companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition.

      Our business could be materially affected by risks related to our international operations. Approximately 45% of our net revenues in 2002 were derived from our international operations. International revenues are a significant percentage of our revenues, and we plan to continue to develop international sales, primarily through our European operations. Our operations and financial results could be significantly affected by factors associated with international operations, such as changes in foreign currency exchange rates, uncertainties relative to regional economic circumstances, longer payment cycles, greater difficulty in accounts receivable collection, changes in regulatory requirements and product localization requirements, as well as by other factors associated with international activities. A majority of our international revenues and costs have been denominated in foreign currencies. We believe that an increasing portion of our international revenues and costs will be denominated in foreign currencies in the future. To date, we have not engaged in any foreign exchange hedging transactions and we are therefore subject to foreign currency risk.

      The loss of a major customer could adversely affect our operating results. During 2002 and 2001, one customer, EDS, accounted for approximately 16% and 12%, respectively, of our total revenues. During 2000, one customer, Amdahl, accounted for approximately 14% of total revenues.

      Because we depend on proprietary technology, there are risks of infringement that could materially and adversely affect our results. Our success will be heavily dependent upon proprietary technology. We rely primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which provide only limited protection. It may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. In particular, we may provide our respective licensees with access to our proprietary information underlying our licensed applications. The means we use to protect our proprietary rights may not be adequate or our competitors may independently develop similar or superior technology. Policing unauthorized use of software is difficult and software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of our resources and could have a material adverse effect on our business, results of operations, and financial condition.

      There can be no assurance that third parties will not claim infringement with respect to our current or future products. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in their industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms or at all, which could have a material adverse effect on our business, results of operations and financial condition (See “Part I, Item 3. Legal Proceedings”).

      We could be subject to product liability claims that would adversely affect our business. The license agreements, which we enter into with our customers, typically contain provisions designed to limit exposure to potential product liability claims. However, the limitation of liability provisions contained in such license agreements may not be effective under the laws of certain jurisdictions. The sale and support of our products entails the risk of claims, and we may be subject to such claims in the future. A product liability claim brought against us could have a material adverse effect on our business, results of operations, and financial condition.

      The loss of our executives and key employees could adversely affect us. Our future success depends upon the contributions of our executives and key employees. The inability to retain our executives and certain key employees in research and development and sales and marketing could have a significant adverse effect on our ability to develop new products, versions of our products and the marketing and selling of those products in the marketplace. The loss of the services of one or more of our executives or key employees could have a material adverse effect on our operating results. We also believe our future success will depend in large part upon our ability to attract and retain additional highly skilled personnel.

      If changes in our sales organization are not effective, our business will be adversely affected. Our future success depends upon the ability of our sales channels to generate increased revenues. We have made, and will continue to make, substantial organizational, management, process and staff changes in our North American, European, government and alliances sales organizations to enhance coverage and productivity. If these changes do not result in increased revenues, our business, operating results and financial condition will be materially and adversely affected.

      Our ability to effectively grow depends on our ability to improve our operational systems. We have expanded our operations rapidly since inception and intend to continue to expand in the foreseeable future to pursue existing and potential market opportunities. This rapid growth places a significant demand on management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. If we fail to implement and improve these systems, our business, operating results and financial condition will be materially and adversely affected.

      The success of potential future acquisitions depends on our ability to integrate and manage the additions to our business. We may acquire other businesses in the future, which would complicate our management tasks. We may need to integrate widely dispersed operations that have different and unfamiliar corporate cultures. These integration efforts may not succeed or may distract management’s attention from existing business operations. Our failure to successfully manage future acquisitions could adversely affect our business. Our stockholders may experience dilution of their holdings if we finance these acquisitions by issuing additional shares of our equity securities.

      We may need additional capital in the future, which may not be available or may dilute the ownership of existing stockholders. In the future, we may need or otherwise decide to raise additional funds and we cannot be certain that we would be able to obtain additional financing on favorable terms, if at all. Further, if we issue equity securities, our current stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, operating results and financial condition.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”) and No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

      SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001, be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives shall be tested for impairment. Goodwill recognized on or before June 30, 2001, shall be assigned to one or more reporting units and shall be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is initially applied in its entirety.

      We have not fully assessed the potential impact of the adoption of SFAS No. 142, which is effective for us as of April 1, 2002. The reassessment of intangible assets must be completed during the first quarter of fiscal 2003 and the assignment of goodwill to reporting units, along with completion of the first step of the transitional goodwill impairment tests, must be completed during the first six months of our fiscal year 2003. Total amortization of intangible assets for the year ended March 31, 2002 was approximately $8.7 million.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which supercedes SFAS 121 and certain provisions of APB Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective beginning after April 1, 2002. We are currently in the process of assessing the effects of implementing the new standard.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

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

      The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. These currencies have been relatively stable to somewhat devaluing against the U.S. dollar for the past several years. Foreign currency fluctuations have not had a material impact historically on our revenues or results of operations. Currently, we have operations in the United Kingdom, France and Germany and conduct transactions in the local currency of each location. Although we currently derive no material revenues from highly inflationary economies, we are expanding our presence in international markets outside Europe, including the Pacific Rim and Latin America, whose currencies have tended to fluctuate more relative to the U.S. dollar. There can be no assurance that European currencies will remain stable relative to the U.S. dollar or that future fluctuations in the value of foreign currencies will not have a material adverse effect on our business, operating results, revenues or financial condition. To date, the impact of fluctuations in these currencies resulted in net transaction gains (losses) of ($200) thousand, $4 thousand and $25 thousand in 2002, 2001 and 2000, respectively.

      Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure. Our investment policy requires us to invest funds in excess of current operating requirements in obligations of the U.S. government and its agencies, investment grade state and local government obligations securities of U.S. corporations rated A1 or P1 by Standard & Poors or the Moody’s equivalents, and/or money market funds, deposits or notes issued or guaranteed by U.S. commercial banks meeting certain credit rating and net worth requirements.

      At March 31, 2002, our cash and cash equivalents consisted primarily of demand deposits and money market funds held by large institutions in the U.S., and our short-term investments were invested in corporate debt maturing in less than 90 days.

Item 8.     Financial Statements and Supplementary Data

      Our Financial Statements and Supplementary Data required by this item are set forth at the pages indicated at Item 14(a).

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Information required by this item concerning Novadigm’s directors is incorporated by reference from the section captioned “Election of Directors” to be contained in our definitive proxy statement related to our Annual Meeting of Stockholders to be held September 13, 2002, to be filed by us with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G (3) of Form 10-K (the “Proxy Statement”). The information required by this item concerning executive officers is set forth in Part I, Item 1 of this Report. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” to be contained in the Proxy Statement.

Item 11.     Executive Compensation

      The information required by this item is incorporated by reference from the section captioned “Executive Compensation and Other Matters” to be contained in the Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated by reference from the section captioned “Beneficial Security Ownership of Management and Certain Beneficial Owners” to be contained in the Proxy Statement.

Item 13.     Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference from the section captioned “Certain Relationships and Related Transactions” to be contained in the Proxy Statement.

PART IV

Item 14.     Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)     The following documents are filed as a part of this Form:

Page
Number

1. Financial Statements:
Report of Independent Public Accountants	F-2
Consolidated Balance Sheets — As of March 31, 2002 and 2001	F-3
Consolidated Statements of Operations and Comprehensive Income (Loss) — For the Years Ended March 31, 2002, 2001 and 2000	F-4
Consolidated Statements of Stockholders’ Equity — For the Years Ended March 31, 2002, 2001 and 2000	F-5
Consolidated Statements of Cash Flows — For the Years Ended March 31, 2002, 2001 and 2000	F-6
Notes to Consolidated Financial Statements	F-7

      2.     Financial Statement Schedule:

For the Years Ended March 31, 2002, 2001 and 2000:
II — Valuation and Qualifying Accounts	S-1

      Additional schedules are not required under the related schedule instructions or are inapplicable, and therefore have been omitted.

      3.     Exhibits

3.	1*	Certificate of Incorporation of Registrant, as amended.
3.	2*	Bylaws of Registrant, as amended.
10.	4****	1992 Stock Option Plan, as amended and form of Stock Option Agreement.•
10.	5*	1995 Employee Stock Purchase Plan and form of Subscription Agreement.•
10.	10*	Form of Indemnification Agreement entered into between Registrant and its officers and directors.•
10.	11*****	Management Retention Agreement dated August 17, 1998 by and between the registrant and Robert B. Anderson.•
10.	13**	Facility lease dated as of March 14, 1997, by and between Crossroad Developers Associates, LLC and the Registrant.
10.	14**	Employment Agreement effective as of April 1, 1997 by and between the Registrant and Wallace D. Ruiz.•
10.	18*******	Security Agreement dated April 27, 2000 between the Registrant and Albion Fitzgerald.•
10.	19*******	Security Agreement dated April 17, 2000 between the Registrant and Wallace Ruiz.•
10.	20******	Alliance Agreement dated June 30, 2000 between the Registrant and Hewlett-Packard Company.
10.	21	Employment Agreement effective as of April 16, 2001 by and between the Registrant and Gerald M. Labie.•
10.	22	Promissory Note dated April 27, 2002 between the Registrant and Albion Fitzgerald.•

10.	23	Promissory Note dated April 17, 2002 between the Registrant and Wallace Ruiz.•
10.	24	Second Amendment dated July 1, 2001 to Facility lease dated as of March 14, 1997, by and between Crossroad Developers Associates, LLC and the Registrant.
10.	25	Third Amendment dated February 1, 2002 to Facility lease dated as of March 14, 1997, by and between Crossroad Developers Associates, LLC and the Registrant.
10.	26	Promissory Note dated January 15, 2002 between the Registrant and Robert Anderson.•
10.	27	Loan Agreement dated March 12, 2002 between Registrant and Fleet National Bank.
10.	28	1999 Stock Option Plan.•
10.	29	2000 Stock Option Plan.•
10.	30	Security Agreement dated October 1, 2001 between Registrant and Wallace Ruiz.•
21		Subsidiaries of Registrant.
23		Consent of Arthur Andersen LLP.
99.	1	Letter of the Company confirming receipt of Arthur Andersen LLP’s representations concerning audit quality controls.

•	This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form 10-K.

*	Incorporated by reference to exhibit filed with Registrant’s Registration Statement on Form S-1 (Reg. No. 33-92746), as declared effective by the Commission on July 13, 1995.

**	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

***	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

****	Incorporated by reference to exhibit filed with Registrant’s Registration Statement on Form S-8 (file No. 333-67877).

*****	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

******	Incorporated by reference to exhibit filed with Registrant’s current report on Form 8-K dated July 19, 2000.

*******	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

(b)     Reports on Form 8-K:

      We did not file any current reports on Form 8-K during the fourth quarter of 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Novadigm, Inc.

By:	/s/ WALLACE D. RUIZ

Wallace D. Ruiz
Vice President, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: June 11, 2002

SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below on June 11, 2002 by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ ALBION J. FITZGERALD Albion J. Fitzgerald	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	June 11, 2002

/s/ WALLACE D. RUIZ Wallace D. Ruiz	Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	June 11, 2002

/s/ ROBERT B. ANDERSON Robert B. Anderson	Executive Vice President, Secretary and Director	June 11, 2002

/s/ GERALD M. LABIE Gerald M. Labie	President, Chief Operating Officer and Director	June 11, 2002

/s/ ROBERT H. FORNEY Robert H. Forney	Director	June 11, 2002

/s/ DEBORAH DOYLE MCWHINNEY Deborah Doyle McWhinney	Director	June 11, 2002

/s/ H. KENT PETZOLD H. Kent Petzold	Director	June 11, 2002

NOVADIGM, INC.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO NOVADIGM, INC.:

      We have audited the accompanying consolidated balance sheets of Novadigm, Inc. (a Delaware corporation) and subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2002. These consolidated financial statements and the schedule referred to below are the responsibility of Novadigm’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Novadigm, Inc. and subsidiaries as of March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Roseland, New Jersey

April 22, 2002

NOVADIGM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	March 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$25,775	$20,592
Short-term marketable securities	—	6,570
Accounts receivable, net of allowance for doubtful accounts of $1,992 in 2002 and $2,388 in 2001	18,669	18,179
Prepaid expenses and other current assets	1,144	1,250

Total current assets	45,588	46,591
Property and equipment, net	2,625	2,705
Intangible assets, net	5,412	10,089
Other assets	1,090	547

	$54,715	$59,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,697	$3,547
Accrued liabilities	3,828	1,664
Accrued payroll and other compensation	5,403	5,458
Deferred revenue	4,499	5,113

Total current liabilities	16,427	15,782

Long term liabilities	1,298	—
Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized — 5,000 shares
Issued — none	—	—
Common stock, $0.001 par value
Authorized — 30,000 shares
Issued — 19,946 shares as of March 31, 2002 and 19,902 shares as of March 31, 2001	20	20
Additional paid-in capital	92,487	90,300
Treasury stock, 722 shares as of March 31, 2002 and 353 shares as of March 31, 2001, at cost	(5,880)	(2,711)
Stockholders notes receivable	(1,091)	(1,137)
Accumulated deficit	(47,513)	(41,244)
Accumulated other comprehensive loss	(1,033)	(1,078)

Total stockholders’ equity	36,990	44,150

	$54,715	$59,932

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

NOVADIGM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Years Ended March 31,

	2002	2001	2000

Revenues:
Licenses	$39,158	$31,247	$27,978
Maintenance and services	23,365	19,199	16,750

Total revenues	62,523	50,446	44,728

Operating expenses:
Cost of maintenance and services	11,675	9,278	5,355
Sales and marketing	27,127	25,934	21,912
Research and development	10,423	9,003	6,126
General and administrative	11,323	8,305	6,823
Amortization of intangible assets	8,683	6,046	—

Total operating expenses	69,231	58,566	40,216

Operating income (loss)	(6,708)	(8,120)	4,512
Interest income, net	775	1,703	1,122
Other income (expense), net	(325)	2,054	(64)

Income (loss) before provision for income taxes	(6,258)	(4,363)	5,570
Provision for income taxes	11	233	427

Net income (loss)	$(6,269)	$(4,596)	$5,143

Earnings (loss) per share — basic	$(0.31)	$(0.23)	$0.28

Weighted average common shares outstanding — basic	19,953	19,711	18,185

Earnings (loss) per share — diluted	$(0.31)	$(0.23)	$0.25

Weighted average common and common equivalent shares outstanding — diluted	19,953	19,711	20,558

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Years Ended March 31,

	2002	2001	2000

Net income (loss)	$(6,269)	$(4,596)	$5,143
Cumulative translation adjustment	45	(739)	(171)

Comprehensive income (loss)	$(6,224)	$(5,335)	$4,972

      The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NOVADIGM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

							Accumulated
	Common Stock		Additional		Stockholders		Other	Total
			Paid-in	Treasury	Notes	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Stock	Receivable	Deficit	Income (loss)	Equity

Balance at March 31, 1999	17,838	$11	$65,476	$(265)	$—	$(41,791)	$(168)	$23,263
Exercise of stock options and purchases of shares under the stock purchase plan	752	8	3,207	265	—	—	—	3,480
Foreign currency translation adjustment	—	—	—	—	—	—	(171)	(171)
Net income	—	—	—	—	—	5,143	—	5,143

Balance at March 31, 2000	18,590	19	68,683	—	—	(36,648)	(339)	31,715
Exercise of stock options and purchases of shares under the stock purchase plan	725	—	3,323	—	—	—	—	3,323
Issuance of common stock for the strategic alliance	940	1	18,294	—	—	—	—	18,295
Purchase of treasury stock	(353)	—	—	(2,711)	—	—	—	(2,711)
Foreign currency translation adjustment	—	—	—	—	—	—	(739)	(739)
Loans to stockholders and accrued interest	—	—	—	—	(1,137)	—	—	(1,137)
Net loss	—	—	—	—	—	(4,596)	—	(4,596)

Balance at March 31, 2001	19,902	20	90,300	(2,711)	(1,137)	(41,244)	(1,078)	44,150
Exercise of stock options and purchases of shares under the stock purchase plan	367	—	1,713	—	—	—	—	1,713
Issuance of common stock for the acquisition of intellectual property	46	—	474	—	—	—	—	474
Purchase of treasury stock	(369)	—	—	(3,169)	—	—	—	(3,169)
Foreign currency translation adjustment	—	—	—	—	—	—	45	45
Loans to stockholders and accrued interest	—	—	—	—	(267)	—	—	(267)
Repayments of stockholder loans	—	—	—	—	313	—	—	313
Net loss	—	—	—	—	—	(6,269)	—	(6,269)

Balance at March 31, 2002	19,946	$20	$92,487	$(5,880)	$(1,091)	$(47,513)	$(1,033)	$36,990

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NOVADIGM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except share data)

	For the Years Ended March 31,

	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$(6,269)	$(4,596)	$5,143
Adjustments to reconcile net income (loss) to net cash provided by operating activities —
Depreciation and amortization	10,010	6,768	862
(Decrease) increase in allowance for doubtful accounts	(396)	636	969
Increase in accounts receivable	(94)	(3,625)	(7,927)
Decrease (increase) in prepaid expenses and other current assets	106	(113)	(159)
Increase in intangible asset	(114)	(340)	—
(Increase) decrease in other assets	(543)	226	93
(Decrease) increase in accounts payable and accrued liabilities	(416)	1,019	691
(Decrease) increase in accrued payroll and other compensation	(55)	1,519	1,022
(Decrease) increase in deferred revenue	(614)	268	839

Net cash provided by operating activities	1,615	1,762	1,533

Cash flows from investing activities:
Acquisition of intellectual property	(390)	—	—
Purchases of property and equipment	(1,247)	(1,541)	(1,360)
Purchases of held-to-maturity securities	(39,969)	(54,001)	(49,015)
Proceeds from redemptions of held-to-maturity securities	46,539	68,779	41,079

Net cash provided by (used in) investing activities	4,933	13,237	(9,296)

Cash flows from financing activities:
Net proceeds from the sale of common stock and exercise of options	1,713	3,323	3,480
Proceeds from the Hewlett-Packard alliance agreement	—	2,500	—
Loans to stockholders, net of repayments	46	(1,137)	—
Purchases of treasury stock	(3,169)	(2,711)	—

Net cash (used in) provided by financing	(1,410)	1,975	3,480

Effect of exchange rate on changes in cash	45	(52)	(171)

Net increase (decrease) in cash and cash equivalents	5,183	16,922	(4,454)
Cash and cash equivalents at the beginning of the period	20,592	3,670	8,124

Cash and cash equivalents at the end of the period	$25,775	$20,592	$3,670

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$11	$3	$293
Non-cash financing activity:
Issuance of common stock in connection with the acquisition of intellectual property (47,000 shares issued, 166,000 shares issuable as of March 31, 2002)	$2,135	$—	$—
Issuance of 940,000 shares of common stock in connection with the Alliance Agreement with Hewlett-Packard	$—	$18,295	$—

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

1.     The Company

      Novadigm, Inc. was incorporated in Delaware in February 1992. Novadigm, Inc. and its subsidiaries (“Novadigm” or the “Company”) designs, markets and supports technology solutions that efficiently and reliably deliver, update and maintain software and content across the extended enterprise. The Company’s principal customers include medium to large organizations with widely deployed and heterogeneous networks with thousands to hundreds-of-thousands of computing devices. The Company maintains wholly owned subsidiaries in France, Germany and the United Kingdom to act as sales and service offices to the European marketplace. The Company is subject to a number of risks, including a history of operating losses, dependence on key individuals, potential competition from larger and more established companies, customer concentration and the ability to penetrate the market with new products.

2.     Summary of Significant Accounting Policies

     Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated.

     Translation of Foreign Currencies

      The functional currency of the Company’s subsidiaries is its local currency. Accordingly, all assets and liabilities are translated into U.S. dollars at current exchange rates as of the respective balance sheet date. Revenue and expense items are translated at the average rates prevailing during the period. Translation adjustments and the effects of exchange rate changes on intercompany transactions of a long-term investment nature are included in stockholders equity in the consolidated balance sheets. Gains and losses resulting from foreign currency transactions denominated in a currency other than the functional currency are included in net income or loss.

     Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications

      Certain prior year amounts have been reclassified to conform to the current year presentation.

     Revenues

      The Company recognizes revenue in accordance with the provisions of Statement of Position No. 97-2, “Software Revenue Recognition” as amended by Statement of Position No. 98-9. The Company generates license revenues from licensing the rights to use its software products to end users and sublicense fees from resellers. The Company also generates maintenance and service revenues from providing renewable support and software update rights services (maintenance) and from consulting and training activities performed for license customers.

      Revenues from perpetual software license agreements are recognized upon shipment of the software if evidence of an arrangement exists, pricing is fixed and determinable, and collectibility is probable. If an

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. The Company allocates revenue on software arrangements involving multiple elements to each element based on the relative fair values of the elements. The Company’s determination of fair value of each element in multiple element-arrangements is based on vendor specific objective evidence (VSOE). The Company has analyzed all of the elements and determined it has sufficient VSOE to allocate revenue to maintenance, consulting and training components included in multiple-element arrangements. Accordingly, assuming all other revenue recognition criteria are met, revenue is recognized upon delivery using the residual method in accordance with SOP 98-9, where the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The revenue allocated to licenses generally is recognized upon delivery of the products. The revenue allocated to maintenance is generally recognized ratably over the term of the support, typically twelve months, and revenue allocated to consulting and training elements generally is recognized as the services are performed. If evidence of the fair value for undelivered elements does not exist, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered.

      The Company enters into reseller arrangements that typically provide for sublicense fees payable to the Company based on a percentage of list price. Reseller arrangements may include non-refundable payments in the form of guaranteed sublicense fees. Guaranteed sublicense fees from resellers are recognized as revenue upon shipment of the master copy of all software to which the guaranteed sublicense fees relate if the reseller is creditworthy and if the terms of the agreement are such that the payment obligation is not subject to price adjustment, is non-cancelable and non-refundable and due within 90 days. These guaranteed sublicense fees are applied against sublicense fees reported by the reseller in relicensing the Company’s products to end-users. In 2002, 2001 and 2000, $250 thousand, $0 and $1.2 million, respectively, were recognized in guaranteed sublicense fees. As of March 31, 2002, a substantial majority of all such guaranteed sublicense fees recognized by Novadigm were placed with end users or forfeited by the reseller.

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

      Deferred revenue primarily relates to maintenance, consulting and training services which have been paid by the customers prior to the performance of those services, as well as deferred royalties.

     Cash Equivalents

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2002, the Company held approximately $20.4 million of commercial paper with a variety of large companies.

     Concentrations of Credit Risk

      Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments, marketable securities and accounts receivable. The Company has investment policies that restrict placement of cash investments and marketable securities to financial institutions evaluated as highly creditworthy. The Company generally does not require collateral on trade accounts receivable as its customer base consists of large, well-established companies and governmental entities. As of March 31, 2002, approximately 15% of accounts receivable was concentrated with one customer

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

who is a large company that the Company has determined as creditworthy. As of March 31, 2001, approximately 29% of accounts receivable was concentrated with one customer who is a large, well-established company that the Company has determined as creditworthy.

     Marketable Securities

      Marketable securities, which are composed of commercial paper, government and government-backed notes and corporate notes, are classified as held-to-maturity. Held-to-maturity securities represent those securities that the Company has both a positive intent and ability to hold to maturity and are carried at amortized cost.

      The Company had $0 and $6.6 million of held-to-maturity securities at March 31, 2002 and 2001, respectively.

      Proceeds from redemption of held-to-maturity securities were approximately $46.5 and $68.8 million in 2002 and 2001, respectively.

     Fair Value of Financial Instruments

      The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximate their fair values.

     Property and Equipment

      Property and equipment is stated at historical cost and consists of the following at March 31, (in thousands):

	2002	2001

Company cars	$—	$95
Computer equipment and software	7,203	6,073
Furniture and fixtures	844	725
Leasehold improvements	1,297	1,204

	9,344	8,097
Less: Accumulated depreciation and amortization	(6,719)	(5,392)

	$2,625	$2,705

      Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets as follows:

Computer equipment and software	3 years
Company cars	4 years
Furniture and fixtures	5 years
Leasehold improvements	5 years (lesser of lease term or estimated useful life)

     Intangible Assets

      The Company’s net intangible asset at March 31, 2002, $5.4 million, is attributable to the strategic alliance entered into between the Company and Hewlett-Packard Company (“Hewlett-Packard”) in June 2000 (see Note 9) and to the Company’s acquisition of intellectual property from another organization in October 2001. The intangible asset acquired with the Hewlett-Packard strategic alliance is being amortized

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

over the initial term of the agreement, two years, using the straight-line method and is expected to be fully amortized by June 2002.

      The cost of intellectual property acquired in October 2001, was $3,894,000, net of acquisition costs of $114,000, and is payable through the issuance of 212,636 shares of common stock and payment of $1.7 million over 9 quarters. As of March 31, 2002, 47,252 shares of common stock have been issued and payments totaling $390 thousand were made. The Company will issue 23,626 shares and make a cash payment of $195 thousand quarterly through December 31, 2003. The value of the shares to be issued and cash to be paid have been accrued in the accompanying balance sheet. Accordingly, $1.7 million is included in accrued liabilities and $1.3 million is reflected as long-term liabilities. The Company allocated the excess of the purchase price over the fair value of the tangible net assets acquired to acquired software and is amortizing this amount over three years.

      Amortization expense was $8.7 and $6.1 million for the year ended March 31, 2002 and 2001, respectively.

     Long-Lived Assets

      Novadigm follows the provisions of Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-lived Assets” (“SFAS 121”). SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Novadigm does not believe that any such events or changes in circumstances have occurred.

     Software Development Costs

      Under the provisions of Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” software development costs are capitalized upon the establishment of technological feasibility, which the Company defines as the establishment of a working model. Capitalized software development costs require a continuing assessment of their recoverability. This assessment requires considerable judgment by management with respect to various factors including, but not limited to, anticipated future gross product revenues, estimated economic lives and changes in software and hardware technology. Amounts which could have been capitalized under this statement, after consideration of the above factors, were immaterial to the Company’s results of operations and financial position. Therefore, the Company has expensed all software development costs and included those costs in research and development expenses in the accompanying consolidated statements of operations.

     Earnings per Share

      Basic earnings per share (“EPS”) is calculated by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period adjusted to reflect the impact of common stock equivalent securities, if dilutive.

      For the years ended March 31, 2002 and 2001, the impact of common stock equivalent securities of 1,202,000 and 1,916,000, respectively, have been excluded from dilutive EPS as their inclusion would have been anti-dilutive.

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In accordance with SFAS 128, the following table reconciles income and share amounts used to calculate basic earnings (loss) per share and diluted earnings (loss) per share (in thousands, except for per share data):

	For the Years Ended March 31,

	2002	2001	2000

Numerator:
Net income (loss) — basic and diluted	$(6,269)	$(4,596)	$5,143

Denominator:
Weighted average number of common shares outstanding — basic	19,953	19,711	18,185
Incremental shares from assumed conversion of options	—	—	2,373

Weighted average common and common equivalent shares outstanding — diluted	19,953	19,711	20,558

Earnings (loss) per share — basic	$(0.31)	$(0.23)	$0.28

Earnings (loss) per share — diluted	$(0.31)	$(0.23)	$0.25

     Recently Issued Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”) and No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

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

      The Company has not fully assessed the potential impact of the adoption of SFAS No. 142, which is effective for the Company as of April 1, 2002. The reassessment of intangible assets must be completed during the first quarter of fiscal 2003 and the assignment of goodwill to reporting units, along with completion of the first step of the transitional goodwill impairment tests, must be completed during the first six months of fiscal 2003. Total amortization of intangible assets for the year ended March 31, 2002 was approximately $8.7 million.

      In October 2001, The FSAB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which supercedes SFAS 121 and certain provisions of APB Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective beginning after April 1, 2002. The Company is currently in the process of assessing the effects of implementing the new standard.

3.     Commitments and Contingencies

      The Company has various leases for its facilities under non-cancelable operating lease agreements. Rent expense incurred under these agreements in fiscal 2002, 2001 and 2000 (in thousands) was approximately $2,209, $1,490 and $1,106, respectively.

      During 1997 and 2001, Novadigm entered into amendments of the lease for its headquarters. Under the amendments, Novadigm increased the total leased space and extended the lease term for its original leased space. Future minimum commitments under all facility leases are as follows (in thousands):

Year Ending March 31,
2003	$2,194
2004	2,125
2005	1,962
2006	1,750
2007	701

$8,732

      On November 10, 2000, the Company and Marimba, Inc. signed a memorandum of understanding settling their patent disputes. Although the terms of the settlement are confidential, it consisted of a cash payment and the signing of the settlement and patent license agreements. Of the cash received, approximately $2.2 million was included in other income for the year ended March 31, 2001. The deferred amount is being recognized as revenue over the expected period of utilization of the patent license agreement. For the years ended March 31, 2002 and 2001, approximately $543,000 and $226,000, respectively, of this amount has been recognized in license revenue.

      The Company is engaged in certain legal and administrative proceedings. While management believes the outcome of these proceedings will not be unfavorable, any unfavorable outcome of this litigation could have an adverse impact on our business, financial condition and results of operations.

4.     Common Stock

      In July of 1995, the Company completed a public offering on the Nasdaq National Market of 2,875,000 shares of common stock resulting in net proceeds to the Company of approximately $32.2 million after offering costs. Since the public offering and through March 31, 2002, the Company has expended approximately $9.0 million to repurchase 1,222,000 of its common shares. In July 2000, pursuant to the Alliance Agreement with Hewlett-Packard, Novadigm issued 940,000 shares of its common stock and a warrant for an additional 250,000 shares (See Note 8). In October 2001, the Company committed to issue 212,636 shares of common stock in connection with the acquisition of intellectual property (See Note 2) of which approximately 47,000 shares had been issued by March 31, 2002.

5.     Stock Options and Stock Purchase Plan

      At the Annual Meeting of Stockholders in September 2000, the Company’s stockholders adopted and approved the 2000 Stock Option Plan (the “2000 Plan”) and terminated the 1992 Stock Option Plan, as amended (the “1992 Plan”). The 2000 Plan permits the Company to grant incentive stock options to

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employees and officers of the Company and nonstatutory stock options to eligible employees, officers, directors and consultants. Incentive options are granted at no less than fair market value at the date of grant based upon the price per share of Novadigm’s stock on the Nasdaq National Market. Nonqualified options are granted at no less than 85% of fair market value at the date of grant. As of March 31, 2002, no options were granted for less than the fair market value at the date of grant. Option terms may not exceed ten years and vesting is determined by the Board of Directors for each individual grant (generally four years). A total of 1,500,000 shares of the Company’s Common Stock have been reserved for issuance under the 2000 Plan. In addition, an annual increase in the share reserve will be added on the first day of each fiscal year of the Company, beginning April 1, 2001, equal to the lesser of (i) 750,000 shares, (ii) three percent (3%) of the total Common Stock outstanding as of the last day of the prior fiscal year, and (iii) such amount as may be determined by the Company’s Board of Directors. As of March 31, 2002, 2,089,916 options have been granted pursuant to the 2000 plan, net of cancellations.

      The terms and provision of the terminated 1992 Plan were essentially the same as the 2000 Plan that replaced it. A total of 5,200,000 shares of common stock were reserved for issuance under the 1992 Plan and a total of 5,019,000 shares were granted, net of cancellations.

      In October 1999, the Board of Directors adopted and approved the 1999 Nonstatutory Stock Option Plan (the “1999 Plan”) and reserved 500,000 shares of common stock for issuance under the 1999 Plan. The Board of Directors authorized and reserved an additional 250,000 shares for issuance under the 1999 Plan in February 2000, in June 2000 and again in August 2001. In November 2001, the Board of Directors authorized and reserved an additional 100,000 shares for issuance under the 1999 Plan. The purposes of the 1999 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, new officers, directors and consultants of the Company and to promote the success of the Company’s business. Under the 1999 Plan, officers and directors are limited to grants at the time of initial service. Option terms may not exceed ten years from the date of grant and the 1999 Plan will continue in effect until October 25, 2009 unless terminated sooner. As of March 31, 2002, 1,299,974 options have been granted pursuant to this plan, net of cancellations.

      The following table summarizes the option activity (in thousands, except per share amounts):

		Weighted
	Options	Average
	Outstanding	Grant Price

Balance at March 31, 1999	3,685	$4.35
Granted	1,477	11.41
Exercised	(738)	4.50
Canceled	(331)	4.73

Balance at March 31, 2000	4,093	$6.85
Granted	1,149	9.91
Exercised	(633)	4.70
Canceled	(627)	8.31

Balance at March 31, 2001	3,982	$7.82
Granted	2,217	5.74
Exercised	(273)	4.49
Canceled	(107)	10.15

Balance at March 31, 2002	5,819	$7.04

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At March 31, 2002, 2,752,846 options are vested and exercisable and 57,170 shares of common stock are reserved for future issuance under these Plans. The weighted average exercise price of exercisable options at March 31, 2002 is $6.78 per share.

      The following table summarizes the information above about options outstanding and options exercisable at March 31, 2002 (in thousands, except per share amounts):

	Outstanding			Exercisable

			Weighted		Weighted
		Weighted	Average		Average
Option Price		Average	Contractual		Exercise
Range	Number	Exercise Price	Life Remaining	Number	Price

$ 2.79 – $ 6.95	3,125	$4.28	7.03 Years	1,736	$4.26
$ 6.98 – $17.25	2,587	9.71	8.35 Years	964	10.52
$18.00 – $24.63	107	21.10	8.09 Years	53	20.98

	5,819			2,753

      On May 17, 1995, the Board of Directors adopted Novadigm’s Employee Stock Purchase Plan (the “Purchase Plan”), which was approved by the stockholders at the Company’s annual meeting on November 17, 1995. A total of 1,000,000 shares of Common Stock was reserved for issuance under the Purchase Plan. The Purchase Plan covers substantially all employees in the United States. The participants’ purchase price is the lower of 85% of the closing price on the first trading day of the six-month trade period or the last trade day of the period. Approximately 92,000 shares were purchased by employees under the Purchase Plan in fiscal 2002 and 2001 and approximately 30,000 shares were purchased during fiscal 2000. At March 31, 2002, Novadigm has reserved approximately 630,000 shares for future issuance.

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, which establishes a fair value-based method of accounting for stock-based compensation plans and requires additional disclosures for those companies who elect not to adopt the new method of accounting. In accordance with the provisions of SFAS 123, Novadigm applies APB Opinion 25 and related interpretations in accounting for its stock option and stock purchase plans. Had compensation cost for these plans been determined consistent with SFAS 123, Novadigm’s net income (loss) and earnings (loss) per share would have resulted in the following pro forma amounts indicated in the table below (in thousands, except for per share amounts):

	2002	2001	2000

Net income (loss)
As reported	$(6,269)	$(4,596)	$5,143
Pro forma	$(12,549)	$(10,079)	$2,463
Net income (loss) per share
As reported – basic	$(0.31)	$(0.23)	$0.28
As reported – diluted	$(0.31)	$(0.23)	$0.25
Pro forma – basic	$(0.63)	$(0.51)	$0.14
Pro forma – diluted	$(0.63)	$(0.51)	$0.12

      The weighted average fair values of options granted during fiscal 2002, 2001 and 2000 were $3.81, $9.08 and $8.40, respectively.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2002, 2001 and 2000:

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

risk free interest rates ranged from 3.9% to 6.4%, expected dividend yields of 0%, expected lives of 5.0 years and expected volatility of 79%, 136% and 92% for 2002, 2001 and 2000, respectively.

6.     Income Taxes

      The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109 (“SFAS 109”) “Accounting for Income Taxes”. SFAS 109 provides for an asset and liability approach to accounting for income taxes under which deferred income taxes are provided based upon currently enacted tax laws and rates.

      The components of the provision for income taxes are as follows (in thousands):

	For the Years Ended
	March 31,

	2002	2001	2000

Current
U.S. Federal	$—	$90	$306
State and local	—	20	24

Total current	$—	$110	$330

Deferred
U.S. Federal	—	—	—
State and local	—	—	—

Total deferred	—	—	—

Foreign	11	123	97

Provision for income taxes	$11	$233	$427

      The components of the net deferred tax asset at March 31, 2002 and 2001 are as follows (in thousands):

	2002	2001

Deferred tax assets:
Net operating loss carryforwards	$11,676	$8,877
Reserves and accruals not yet deductible for tax purposes	1,576	1,431
Credit carryforwards	927	927
Amortization of intangible asset	680	800
Depreciation	432	412

Total deferred tax assets	15,291	12,447
Valuation allowance	(15,291)	(12,447)

Net deferred tax asset	$—	$—

      As of March 31, 2002, Novadigm has net operating loss carryforwards for federal income tax reporting purposes of approximately $29 million. These carryforwards expire in various periods through 2022. The Company’s ability to utilize the net operating loss carryforwards in future years may be limited in some circumstances, including significant changes in ownership interests, due to certain provisions of the Internal Revenue Code of 1986. Approximately $6 million of the total net operating loss carryforwards available are generated from operations and approximately $23 million are generated from the exercise of non-qualified stock options. A full valuation allowance has been recorded by the Company in the accompanying financial

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements to offset the deferred tax assets as their future realizability is uncertain considering the Company’s historical operating results.

      The provision for income taxes for the years ended March 31st differs from the statutory U.S. Federal income tax rate due to the following:

	2002	2001

(Benefit) provision at U.S. statutory rate	(35.00)%	(35.00)%
State income taxes, net of federal benefit	(0.50)	0.50
Change in valuation allowance	34.49	37.00
Other	1.00	2.80

	0.01%	5.30%

7.     Borrowing Facility

      In March 2002, the Company entered into an unsecured revolving line of credit agreement with a bank providing for borrowings of up to $1.0 million. The line of credit has a term of one year and is renewable on an annual basis. At March 31, 2002 no amounts were due and outstanding under the revolving line of credit.

8.     Major Customers

      During fiscal years 2002 and 2001, only one customer, Electronic Data Systems Corporation (“EDS”) accounted for more than 10% of the Company’s total revenues. During fiscal 2002, EDS accounted for approximately $10.0 million or approximately 16% of total revenues. During 2001, EDS accounted for $6.1 million or approximately 12% of total revenues. During fiscal 2000, one customer, Amdahl Corporation, accounted for approximately 14% of total revenues.

9.     Alliance with Hewlett-Packard

      In June 2000, Novadigm and Hewlett-Packard entered into a strategic alliance to integrate, market and sell the Company’s software and content management products with Hewlett-Packard’s HP OpenView management solutions for the enterprise and service provider markets. In addition to the alliance agreement, Novadigm and Hewlett-Packard have integrated and jointly marketed their products and provide their customers the opportunity to replace Hewlett-Packard’s HP OpenView Desktop Administrator (“DTA”) products and services with Novadigm’s Radia products and services.

      As part of the agreement with Hewlett-Packard, the Company issued 940,000 shares of its common stock to Hewlett-Packard and a warrant for an additional 250,000 shares of its common stock. Both the shares issued and the warrant contained restrictions. In addition to the agreement, and for a fee of $2.5 million, Hewlett-Packard was provided a one-year, limited license to upgrade certain existing customers to Novadigm’s Radia product. The fair value of the equity issued, less the cash received from Hewlett-Packard and related transaction costs, or $16.1 million, was recorded as an intangible asset at June 30, 2000, is being amortized over the initial term of the agreement, two years. Included in the warrant is a provision that reduces the exercise price of the warrant to $0 if Hewlett-Packard attains certain revenue milestones. Should Hewlett-Packard meet those milestones, the intangible asset will be adjusted and the new amount will be amortized for the remainder of the term. The amortization expense for 2002 was $8.1 million. The amortization expense for 2001 was approximately $6.1 million. At March 31, 2002, the net balance of this intangible asset was approximately $2.0 million (See Note 2). The agreement automatically renewed for an additional year upon expiration of the initial term.

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Stockholders Notes Receivable

      At March 31, 2002, the Company held notes receivable with a total value of $1.1 million due from executive officers and shareholders. The notes bear a fair market interest rate determined at the time the note is written. The notes are full recourse and are secured by shares of the Company’s common stock. The notes have a term of one year and allow for prepayment. In 2002, the notes matured and were renewed for a term of six months. During fiscal 2002 issuers of the notes repaid $313 thousand of the outstanding balance, $197 thousand of new notes were issued and $70 thousand in associated interest was accrued.

11.     Industry and Geographic Segment Information

      The Company’s software products and related services are developed and marketed to support heterogeneous enterprise and Internet computing environments. The Company markets its products and related services to customers in North America, the Pacific Rim, and South America (“AAA”), and to Europe, the Middle East and Africa (“EMEA”). The Company’s international revenue represents products shipped from the United States directly to end-users outside the United States. The Company does not sell products directly to its international subsidiaries.

      Revenue and total asset information by geographic area as of and for the year ended:

		Total
	Revenue	Assets

March 31, 2002:
AAA	$35,770	$39,628
EMEA	26,753	15,087

Total	$62,523	$54,715

March 31, 2001:
AAA	$27,363	$51,123
EMEA	23,083	8,809

Total	$50,446	$59,932

March 31, 2000:
AAA	$27,318	$35,312
EMEA	17,410	9,068

Total	$44,728	$44,380

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Selected Quarterly Data (Unaudited)
(In thousands)

	Quarter Ended

	2001				2002

	June 30,	Sept. 30,	Dec. 31	March 31,	June 30,	Sept. 30,	Dec. 31	March 31,
	2000	2000	2000	2001	2001	2001	2001	2002

Revenues:
Licenses	3,791	7,998	8,314	11,144	9,087	9,074	8,632	12,365
Maintenance and services	4,512	4,625	4,432	5,630	5,726	6,155	6,437	5,047

Total revenues	8,303	12,623	12,746	16,774	14,813	15,229	15,069	17,412
Operating expenses:
Cost of maintenance and services	1,705	2,141	2,179	3,253	2,858	2,866	2,806	3,145
Sales and marketing	5,580	6,119	6,568	7,667	6,731	6,641	6,827	6,928
Research and development	2,108	2,161	2,214	2,520	2,582	2,538	2,528	2,775
General and administrative	1,584	1,812	2,596	2,313	2,543	3,041	2,926	2,813
Amortization of intangibles	—	2,010	2,018	2,018	2,018	2,018	2,294	2,353

Total operating expenses	10,977	14,243	15,575	17,771	16,732	17,104	17,381	18,014

Operating loss	(2,674)	(1,620)	(2,829)	(997)	(1,919)	(1,875)	(2,312)	(602)
Interest income, net	357	462	473	410	328	224	88	134
Other income (loss)	(31)	(37)	2,107	16	(51)	66	(142)	(198)

Loss before provision for income taxes	(2,348)	(1,195)	(249)	(571)	(1,642)	(1,584)	(2,366)	(666)
Provision for income taxes	149	27	27	30	—	—	—	11

Net loss	(2,497)	(1,222)	(276)	(601)	(1,642)	(1,584)	(2,366)	(677)

EXHIBIT INDEX

Exhibit
Number		Description

3.	1*	Certificate of Incorporation of Registrant, as amended.
3.	2*	Bylaws of Registrant, as amended.
10.	4****	1992 Stock Option Plan, as amended and form of Stock Option Agreement.•
10.	5*	1995 Employee Stock Purchase Plan and form of Subscription Agreement.•
10.	10*	Form of Indemnification Agreement entered into between Registrant and its officers and directors.•
10.	11*****	Management Retention Agreement dated August 17, 1998 by and between the registrant and Robert B. Anderson.•
10.	13**	Facility lease dated as of March 14, 1997, by and between Crossroad Developers Associates, LLC and the Registrant.
10.	14**	Employment Agreement effective as of April 1, 1997 by and between the Registrant and Wallace D. Ruiz.•
10.	18*******	Security Agreement dated April 27, 2000 between the Registrant and Albion Fitzgerald.•
10.	19*******	Security Agreement dated April 17, 2000 between the Registrant and Wallace Ruiz.•
10.	20******	Alliance Agreement dated June 30, 2000 between the Registrant and Hewlett-Packard Company.
10.	21	Employment Agreement effective as of April 16, 2001 by and between the Registrant and Gerald M. Labie.•
10.	22	Promissory Note dated April 27, 2002 between the Registrant and Albion Fitzgerald.•
10.	23	Promissory Note dated April 17, 2002 between the Registrant and Wallace Ruiz.•
10.	24	Second Amendment dated July 1, 2001 to Facility lease dated as of March 14, 1997, by and between Crossroad Developers Associates, LLC and the Registrant.
10.	25	Third Amendment dated February 1, 2002 to Facility lease dated as of March 14, 1997, by and between Crossroad Developers Associates, LLC and the Registrant.
10.	26	Promissory Note dated January 15, 2002 between the Registrant and Robert Anderson.•
10.	27	Loan Agreement dated March 12, 2002 between Registrant and Fleet National Bank.
10.	28	1999 Stock Option Plan.•
10.	29	2000 Stock Option Plan.•
10.	30	Security Agreement dated October 1, 2001 between Registrant and Wallace Ruiz.•
21		Subsidiaries of Registrant.
23		Consent of Arthur Andersen LLP.
99.	1	Letter of the Company confirming receipt of Arthur Andersen LLP’s representations concerning audit quality controls.

•	This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form 10-K.

*	Incorporated by reference to exhibit filed with Registrant’s Registration Statement on Form S-1 (Reg. No. 33-92746), as declared effective by the Commission on July 13, 1995.

**	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

***	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

****	Incorporated by reference to exhibit filed with Registrant’s Registration Statement on Form S-8 (file No. 333-67877).

*****	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

******	Incorporated by reference to exhibit filed with Registrant’s current report on Form 8-K dated July 19, 2000.

*******	Incorporated by reference to exhibit filed with Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

(b)     Reports on Form 8-K:

      We did not file any current reports on Form 8-K during the fourth quarter of 2002.