Form 10-Q
period 2002-06-30
NOVADIGM INC
filed 2002-08-14
CIK 888358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 0-26156

Novadigm, Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-3160347
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One International Blvd., Mahwah, NJ 07495 (Address of principal executive offices) (Zip Code)

(201) 512-1000 Registrant’s telephone number, including area code

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      On August 9, 2002 there were 20,048,643 shares of the Registrant’s Common Stock outstanding.

NOVADIGM, INC.

PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

NOVADIGM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	March 31,
	2002	2002

	(unaudited)

ASSETS

Cash and cash equivalents	$16,269	$25,775

Short-term marketable securities	9,501	—

Accounts receivable, net	14,894	18,669

Prepaid expenses and other current assets	1,057	1,144

Total current assets	41,721	45,588

Property and equipment, net	2,705	2,625

Intangible asset, net	3,060	5,412

Other assets	1,088	1,090

Total assets	$48,574	$54,715

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued liabilities	$11,510	$11,928

Deferred revenue	4,444	4,499

Total current liabilities	15,954	16,427

Long term liabilities	865	1,298

Stockholders’ equity:

Common stock: 30,000 shares authorized; 20,777 and 20,667 issued as of June 30, 2002 and March 31, 2002, respectively	21	20

Additional paid-in capital	92,958	92,487

Treasury stock, at cost — 695 and 722 shares as of June 30, 2002 and March 31, 2002, respectively	(5,662)	(5,880)

Stockholders notes receivable	(1,099)	(1,091)

Accumulated deficit	(54,382)	(47,513)

Accumulated comprehensive loss	(81)	(1,033)

Total stockholders’ equity	31,755	36,990

Total liabilities and stockholders equity	$48,574	$54,715

See accompanying Notes to Condensed Consolidated Financial Statements.

NOVADIGM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months
	Ended June 30,

	2002	2001

REVENUES:

Licenses	$4,729	$9,087

Maintenance and services	6,330	5,850

Total revenues	11,059	14,937

OPERATING EXPENSES:

Cost of licenses — amortization of intangible asset	334	—

Cost of maintenance and services	3,558	2,982

Sales and marketing	6,231	6,731

Research and development	2,595	2,582

General and administrative	2,814	2,543

Amortization of intangible asset	2,018	2,018

Total operating expenses	17,550	16,856

Operating loss	(6,491)	(1,919)

Interest income, net	111	288

Other expense, net	(324)	(11)

Loss before provision for income taxes	(6,704)	(1,642)

Provision for income taxes	165	—

Net loss	$(6,869)	$(1,642)

Loss per common share — basic	$(0.34)	$(0.08)

Weighted average common shares outstanding — basic	20,175	19,885

Loss per share — diluted	$(0.34)	$(0.08)

Weighted average common and common equivalent shares outstanding — diluted	20,175	19,885

See accompanying Notes to Condensed Consolidated Financial Statements.

NOVADIGM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share data)
(unaudited)

	For the Three Months
	Ended June 30,

	2002	2001

Cash flows from operating activities:

Net loss	$(6,869)	$(1,642)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities

Depreciation expense	393	333

Amortization expense	2,352	2,018

Decrease in accounts receivable, net	3,775	2,373

Decrease (increase) in prepaid expenses and other current assets	87	(184)

Decrease (increase) in other assets	2	(9)

Decrease in accounts payable and accrued liabilities	(418)	(390)

Decrease in deferred revenue	(55)	(870)

Net cash (used in) provided by operating activities	(733)	1,629

Cash flows from investing activities:

Acquisition of intellectual property	(195)	—

Purchases of property and equipment	(473)	(446)

Purchases of held-to-maturity securities	(9,501)	(21,408)

Proceeds from redemptions of held-to-maturity securities	—	6,570

Net cash used in investing activities	(10,169)	(15,284)

Cash flows from financing activities:

Net proceeds from the sale of common stock and exercise of options	452	124

Loans to stockholders	(8)	69

Purchases of treasury stock	—	(748)

Net cash provided by (used in) financing activities	444	(555)

Effect of exchange rate changes in cash	952	6

Net decrease in cash and cash equivalents	(9,506)	(14,204)

Cash and cash equivalents at the beginning of the period	25,775	20,592

Cash and cash equivalents at the end of the period	$16,269	$6,388

Non-cash financing activity:

Issuance of common stock in connection with the acquisition of intellectual property (71,000 shares issued, 142,000 shares issuable as of June 30, 2002)	$—	$2,135

See accompanying Notes to Condensed Consolidated Financial Statements.

NOVADIGM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

      The accompanying unaudited Condensed Consolidated Financial Statements of Novadigm, Inc. and Subsidiaries (“Novadigm” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the consolidated financial statements included in its fiscal 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company’s consolidated financial position as of June 30, 2002, the results of operations and cash flows for the three months period ended June 30, 2002 and 2001. The results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2.     Loss Per Share

      Basic EPS is calculated by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period adjusted to reflect potentially dilutive securities. Common equivalent shares were excluded from the calculations of loss per share for the periods ended June 30, 2002 and June 30, 2001 because the effect of including such shares in the computation would be anti-dilutive.

      The following table reconciles net loss and share amounts used to calculate basic loss per share and diluted loss per share.

	For the Three Months
	Ended June 30,

	2002	2001
(in thousands, except per share data)
Numerator:

Net loss	$(6,869)	$(1,642)

Denominator:

Weighted average number of common shares outstanding — basic	20,175	19,885

Incremental shares from assumed conversion of options	—	—

Weighted average common and common equivalent shares outstanding — diluted	20,175	19,885

Loss per share — basic	$(0.34)	$(0.08)

Loss per share — diluted	$(0.34)	$(0.08)

3.     Recently Issued Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141, Business Combinations, (“SFAS 141”) and Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) and in August 2001 the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. We adopted the provisions of SFAS 141 upon issuance. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires, commencing April 1, 2002, that goodwill and intangible assets with indefinite useful lives no longer be amortized. Instead, they will be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142

NOVADIGM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144.

      SFAS 142 requires that we evaluate our existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. We also adopted SFAS 142 and, accordingly, are required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and to make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we are required to test the intangible asset for impairment within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

      In connection with the transitional goodwill impairment evaluation, SFAS 142 requires that we perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To the extent a reporting unit’s carrying amount (as defined in SFAS 142) exceeds its fair value, we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our consolidated statement of operations. We also do not have any goodwill arising due to business combinations as of June 30, 2002 and March 31, 2002.

      We had unamortized identifiable intangible assets in the amount of approximately $5.4 million at March 31, 2002, all of which were subject to the provisions of SFAS 142. In connection with the adoption of SFAS 142, we evaluated our intangible assets and determined that our intangible assets have definite useful lives and, accordingly, we continue to amortize the balance over the remaining estimated useful lives. We also evaluated the remaining useful lives of our intangible assets that will continue to be amortized and have determined that no revision to the useful lives will be required. We had no intangible assets with indefinite useful lives as of March 31, 2002.

      As of June 30, 2002, we have only one intangible asset relating to the cost of intellectual property acquired in October 2001 amounting to approximately $3.9 million. The future minimum amortization of this acquired intellectual property is estimated to be approximately $334 thousand per quarter and is expected to be fully amortized by December 2004.

      Total amortization of intangible assets for the quarter ended June 30, 2002, was approximately $2.4 million, of which amortization of approximately $334 thousand has been classified as cost of license as the cost of acquired intellectual property that is embedded into our Radia product suite.

      In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, and it applies to all entities. We are required to adopt SFAS 143, effective for calendar year 2003. We do not expect the adoption of SFAS 143 to have a material impact on our future consolidated operations or financial position, as we are now constituted.

NOVADIGM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Effective April 1, 2002, the Company also adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The adoption of SFAS No. 144 had no impact on the Company’s consolidated financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively to newly initiated disposal activities and, therefore, will depend on future actions initiated by management.

      In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (including Certain Costs Incurred in a Restructuring). We are required to adopt SFAS 146, effective January 1, 2003. We do not expect the adoption of SFAS 146 to have a material impact on our future consolidated operations or financial position, as we are now constituted.

4.     Contingencies

      The Company is engaged in certain legal and administrative proceedings. While management believes the outcome of these proceedings will not be unfavorable, any unfavorable outcome of this litigation could have an adverse impact on our business, financial condition and results of operations.

      On July 6, 2001, Beck Systems, Inc. filed a complaint against Novadigm, Inc. and two of its customers in the United States District Court for the Northern District of Illinois, alleging infringement of two patents held by Beck Systems. The customers have been dismissed from the lawsuit. Beck Systems alleges that Novadigm’s infringement relates to the manufacture and marketing of its EDM and Radia products. We intend to defend this suit vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation, particularly in cases such as this where sophisticated factual issues must be assessed and complex technical issues must be decided. Any unfavorable outcome of this litigation could have an adverse impact on our business, financial condition and results of operations.

5.     Certain Relationships and Related Transactions

      In July 2002, upon the authorization of the Audit Committee of the Board of Directors, the Company repurchased 494,977 shares of common stock owned by Albion J. Fitzgerald, Chairman and Chief Executive Officer. The repurchase of 353,536 shares resulted in the repayment of a $700,000 margin loan from a financial institution and the repurchase of 141,441 shares resulted in the retirement of a personal loan from the Company to Mr. Fitzgerald in the amount of $280,054.

NOVADIGM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Reclassifications

      Certain prior year amounts have been reclassified to conform to the current year’s presentation.

      In January 2002, the EITF issued EITF Issue No. 01-14, “Income Statement Characterization of Reimbursement Received For ‘Out-of-Pocket’ Expenses Incurred.” EITF Issue No. 01-14 requires reimbursements received for out-of-pocket expenses incurred be characterized as revenue in the Statement of Operations. Upon, application, comparative financial statements for prior periods should be reclassified to conform to the current classification. The Company adopted the provisions of EITF Issue No. 01-14 effective April 1, 2002, as required. Accordingly, the Company reclassified reimbursements for out-of-pocket expenses in the amount of $124 thousand previously recorded in cost of maintenance and services in the accompanying condensed consolidated financial statement of operations to maintenance and service revenue for the three months ended June 30, 2001.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Because we want to provide you with more meaningful and useful information, this Quarterly Report on Form 10-Q includes forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended) that reflect our current expectations about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by using words such as “may,” “will,” “expects,” “anticipates,” “believes,” “intends,” “estimates,” “could” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. See “Risk Factors” for a description of these and other risks, uncertainties and factors.

      You should not place undue reliance on any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Quarterly Report on Form 10-Q.

Overview

      We are a leading provider of configuration and change management solutions for enterprise and Internet computing environments that enable organizations to reduce software management costs, speed time-to-market, expand marketing channels and open new sources of revenue. Our principal customers include the information technology (“IT”) organizations of large and medium-size enterprises and government organizations, service providers, outsourcers and software content providers with digital assets on thousands to hundreds-of-thousands of computing devices, across heterogeneous environments and networks. Our products — Enterprise Desktop ManagerTM (EDM) and the Radia® suite of products — share a common e-wrapTM technology architecture and desired-state automation approach that automatically determines which software and content components are required for each individual user at the time of a configuration update.

      We have three primary sources of revenue. License revenue is generated from licensing the rights to use our software products to end-users and from sublicense fees from resellers of our software products. We generate maintenance revenues from providing renewable support and software update rights to license customers. Lastly, we earn revenue from consulting and training activities performed for license customers. We recognize revenue in accordance with the provisions of Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” as amended by SOP 98-9.

Critical Accounting Policies

      The SEC recently issued disclosure guidance for “critical accounting policies”. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

      The following is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in our Consolidated Financial Statements incorporated in our Form 10-K filing for the fiscal year ended March 31, 2002. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting an available alternative would not produce a materially different result.

      We have identified the following as accounting policies critical to us: revenue recognition, allowance for doubtful account and valuation allowance against deferred income tax assets.

      Revenue recognition. We recognize revenue in all transactions involving the licensing of software products in accordance with the provisions of SOP 97-2, “Software Revenue Recognition” as amended by SOP 98-9. Most of our licensing transactions are on a perpetual basis, and revenue is recognized upon shipment of the software if evidence of an arrangement exists, pricing is fixed and determinable and collectibility is probable. Shipment of the software is generally performed by the physical delivery of a CD or by electronic delivery of the licensed software. Evidence of an arrangement generally takes the form of a software license agreement signed by the customer and by us. In the case of an existing license customer, additional orders may come in the form of an addendum to the software license agreement, a purchase order, order letter, or similar authorizing document from the customer. We evaluate whether the software transaction has a fixed and determinable price. A key factor in this evaluation is the payment terms in relation to our experience with the customer or with a similar class of customers. Generally, software transactions have terms of less than one year and have no unresolved acceptance criteria or similar contingency. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. We evaluate the probability of collection based upon the creditworthiness of the customer.

      We allocate revenue on software transactions involving multiple elements to each element based on the relative fair values of the elements. Our software transactions frequently involve multiple elements, most commonly bundled maintenance and services. Our determination of fair value of each element in multiple element-arrangements is based on vendor specific objective evidence (VSOE). We analyze all of the elements and determine whether we have sufficient VSOE to allocate revenue to maintenance, consulting and training components included in multiple-element arrangements. Accordingly, assuming all other revenue recognition criteria are met, revenue is recognized upon delivery using the residual method in accordance with SOP 98-9, where the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The revenue allocated to licenses generally is recognized upon delivery of the products. The revenue allocated to maintenance generally is recognized ratably over the term of the support, typically 12 months, and revenue allocated to consulting and training elements generally is recognized as the services are performed. If evidence of the fair value for all undelivered elements does not exist, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered.

      We enter into reseller arrangements that typically provide for sublicense fees payable to us based on a percentage of list price. Reseller arrangements may include non-refundable payments in the form of guaranteed sublicense fees. Guaranteed sublicense fees from resellers are recognized as revenue upon shipment of the master copy of all software to which the guaranteed sublicense fees relate if we believe the reseller is creditworthy and if the terms of the agreement are such that the payment obligation is not subject to price adjustment, is non-cancelable and non-refundable and is due within 90 days. These guaranteed sublicense fees are applied against sublicense fees reported by the reseller in relicensing our products to end-users. $250 thousand, $0 and $1.2 million in guaranteed sublicense fees were recognized in 2002, 2001 and 2000, respectively. As of March 31, 2002, a substantial majority of all such guaranteed sublicense fees recognized by us have been placed with end users or forfeited by the reseller.

      Allowance for doubtful accounts. The allowance for doubtful accounts is established for estimated losses resulting from the inability of our customers to pay. The allowance is regularly evaluated, by customer and in the aggregate, for adequacy taking into consideration past experience, credit quality, age of the receivable balances, and current economic conditions. The use of different estimates or assumptions could produce different allowance balances.

      Valuation allowance against deferred income tax assets. We recognize deferred tax assets and liabilities based upon differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review the deferred tax assets for recoverability and establish a valuation allowance. We have provided a valuation allowance against our entire net deferred tax assets. This valuation allowance was recorded given the losses we have incurred through June 30, 2002 and the uncertainties regarding our future operating profitability and taxable income, all of which require significant judgment by our management.

Euro Currency

      On January 1, 1999, certain countries of the European Union established fixed conversion rates between their existing currencies and one common currency, the Euro. The Euro then began to trade on currency exchanges and to be used in business transactions. Beginning in January 2002, new Euro-denominated currencies were issued. The existing local currencies will be withdrawn from circulation by July 1, 2002. We derived approximately 45% of our total revenues outside the United States for fiscal 2002, a significant portion of which was in Europe. We derived approximately 58% of our total revenues outside the United States for the three months ended June 30, 2002. We believe the Euro conversion will not have a material effect on our consolidated financial position or results of operations. (See “Part I, Item 3. Qualitative and Quantitative Disclosures about Market Risk”).

Geographic Segment Information

      The Company conducts operations in North America, the Pacific Rim, and South America (“AAA”), and Europe, the Middle East and Africa (“EMEA”). The Company’s international license revenue represents products shipped from the United States directly to end-users outside the United States. All other revenue is supplied by the Company’s operations in the United States and internationally. The Company does not sell products directly to its international subsidiaries. The chief operating decision-maker of the Company receives and reviews information relating to segment revenues primarily by geographic area. Revenue by and total assets by geographic area for the three months ended June 30, 2002 and 2001 are presented below.

	2002	2001
(in thousands)
AAA	$5,131	$11,616

EMEA	5,928	3,321

Total	$11,059	$14,937

      The following table presents total asset information by geographic area at June 30, 2002 and 2001.

	2002	2001
(in thousands)
AAA	$33,992	$49,500

EMEA	14,582	6,981

Total	$48,574	$56,481

      All period references in the discussion below and in the remainder of this Item 2 are to fiscal periods based on our fiscal year ending March 31.

Results of Operations

      For the periods indicated, the following table sets forth the percentage of total revenue represented by the respective line items in our condensed consolidated statements of operations (unaudited):

	For the Three
	Months Ended
	June 30,

	2002	2001

Revenues:

Licenses	42.8%	60.8%

Maintenance and services	57.2	39.2

Total revenues	100.0	100.0

Operating Expenses:

Cost of licenses — amortization of intangible asset	3.0	—

Cost of maintenance and services	32.2	20.0

Sales and marketing	56.3	45.0

Research and development	23.5	17.3

General and administrative	25.5	17.0

Amortization of intangible asset	18.2	13.5

Total operating expenses	158.7	112.8

Operating loss	(58.7)	(12.8)

Interest income, net	1.0	1.9

Other expense, net	(2.9)	(0.0)

Loss before provision for income taxes	(60.6)	(10.9)

Provision for income taxes	1.5	—

Net loss	(62.1)%	(10.9)%

      Total revenues for our fiscal quarter ended June 30, 2002 were $11.1 million compared to $14.9 million for the same quarter of the previous year, a decrease of $3.8 million or 26%. The decrease in total revenues in the current year quarter over the same quarter last year was due to a 48% lower license revenues in the current year quarter compared to the same quarter last year.

      License revenues were $4.7 million for the quarter ended June 30, 2002 compared to $9.1 million for the same quarter of the previous year. The decrease in license revenues in the current year quarter over the prior year quarter was due primarily to the general slowdown in corporate IT spending in North America. In addition, recent changes made to our North America sales force to improve its effectiveness had a negative short-term impact in the current year quarter. Those changes included turnover of management and sales personnel, as well as improvements to sales processes. License revenue from our European operations increased 160% for the quarter ended June 30, 2002 over the prior year quarter. The higher license revenue in Europe was due primarily to closing a large license contract.

      Maintenance and service revenues were $6.3 million, an increase in the current year quarter by $480 thousand or 8% over the same quarter last year. Maintenance revenue increased 11% in the current quarter over the prior year quarter due to the growth in license revenue in the prior fiscal year and the high rate of renewals of these contracts. The growth of maintenance revenues is directly correlated with the growth of the license installed base. Consulting and training revenue increased 4% in the current quarter over the prior year quarter due primarily to higher billings in Europe associated with our increased licensing activity in that region. In compliance with the Emerging Issues Task Force Issue No. 01-14, reimbursements for “out-of-pocket” expenses incurred by our professional services staff are reported as maintenance and services revenue.

Previously we treated “out-of-pocket” expenses as an offset to cost of maintenance and services. Accordingly, $124 thousand was reclassed for the quarter ended June 30, 2001.

      Cost of licenses includes the amortization of the intangible asset acquired with the intellectual property purchased in October 2001. The acquired intellectual property is embedded into our Radia product suite. The excess of the purchase price over the fair value of the tangible net assets acquired is being amortized to cost of licenses over three years. This amortization is approximately $334 thousand per quarter and is expected to be fully amortized by December 2004.

      Cost of maintenance and services consists of the costs of providing customer support and update rights, and consulting and training services to our customers. These costs consist primarily of payroll and benefits, travel and lodging expenses, third party consulting fees and allocated overhead. Cost of maintenance and services increased by $576 thousand or 19% in the current year quarter over the same quarter of last year. Increased use of third party consultants and higher compensation costs associated with an organizational change in the professional services group accounted for the increase in cost of maintenance and services in the current year quarter over the same quarter of last year. We expect the cost of maintenance and services to continue to increase in future quarters to support the growing demand for our maintenance, consulting and training services. As discussed in “maintenance and service revenues” above, we reported “out-of-pocket” expenses billed to customers as revenue and not as an offset to cost of maintenance and services. The quarter ended June 30, 2001 was adjusted to reflect this accounting treatment.

      Sales and marketing expenses consist primarily of salaries, related benefits, commissions, travel and other costs associated with sales and marketing efforts such as marketing programs, trade shows, and lead generation activities. In addition, the adjustments to the doubtful accounts reserve is included in sales and marketing expense. Sales and marketing expenses decreased by 7.4% to $6.2 million in the current year quarter compared with the same quarter of the prior year. This decrease was primarily due to lower compensation costs incurred as a result of the decrease in reported revenues. We expect sales and marketing expenses to increase in future quarters as we continue to invest in the growth of our sales and marketing organizations.

      Research and development expenses consist primarily of salaries, related benefits, consultant fees and other costs associated with research and development efforts. Research and development expenses increased in the quarter of the current year compared to the same quarter of the prior year by 0.5% to $2.6 million. We believe that investment in research and development activities is essential to provide for our future growth, particularly research and development relating to our Internet activities. We anticipate that we will continue to invest resources to further enhance and develop our products, and we anticipate growth in research and development expense in future quarters.

      General and administrative expenses consist primarily of personnel and travel costs for corporate management, finance and administration, information systems and human resources, as well as corporate insurance programs and fees for professional services such as consulting, legal, accounting and recruiting. General and administrative expenses increased in the quarter of the current year compared to the same quarter of the prior year by 11% to $2.8 million. The increase in the current year quarter as compared to the prior year quarter is due primarily to legal fees associated with a patent infringement lawsuit (See “Part II, Item 1. Legal Proceedings”). We expect general and administrative expenses to increase in absolute dollar amounts in the future.

      Amortization of intangible was $2 million in both the current quarter and the same quarter of the prior year and consists of a charge to earnings for the non-cash amortization of the intangible asset acquired in the alliance agreement with Hewlett-Packard. In June 2000, we entered into an alliance agreement with Hewlett-Packard to integrate, market and sell our software and content management products with Hewlett-Packard’s HP OpenView management solutions for the enterprise and service provider markets. As part of the agreement, we issued 940,000 shares of our common stock to Hewlett-Packard and a warrant for an additional 250,000 shares of our common stock. Both the shares issued and the warrant contained restrictions. In addition to the alliance agreement, and for a fee of $2,500,000, Hewlett-Packard was provided a one-year, limited license to upgrade certain existing customers to our Radia product. The fair value of the equity issued, less the cash received from Hewlett-Packard, or $16.1 million, was recorded as an intangible asset at June 30,

2000, and was amortized over the initial term of the agreement, two years. At June 30, 2002, the intangible asset was fully amortized.

      Interest income, net is comprised primarily of interest income earned on our cash, cash equivalents and investments less interest expense. Interest income, net was $111 thousand in the quarter ended June 30, 2002 compared to $288 thousand in the same quarter of last year, representing a decrease of $177 thousand or 61%. The decrease of interest income, net was due primarily to lower interest rates on our balances of cash, cash equivalents and marketable securities.

      Other expense, net is primarily a net foreign exchange loss incurred in the quarters ended June 30, 2002 and June 30, 2001. The exchange loss in the current quarter was primarily due to the decline in the value of a customer receivable held in U.S. dollars on the books of our UK subsidiary. We have instituted a hedging program that we expect will reduce our exposure to exchange losses in the future. The program includes a company policy of denominating contracts in the currency of the subsidiary and the use of foreign exchange options and forward contracts to hedge exposed positions.

      Provision for income taxes for the quarter ended June 30, 2002 is $165 thousand compared to $0 in the same quarter of last year. The tax provision this year was due to foreign tax on a profit earned by a European subsidiary.

Liquidity and Capital Resources

      Cash, cash equivalents and marketable securities at June 30, 2002 was $25.8 million, unchanged from the fiscal year ended March 31, 2002. Cash used in operations for the three-month period ended June 30, 2002 was $733 thousand compared to cash provided by operations of $1.6 million for the same three-month period last year. The decrease in cash provided by operations for the three-month period ended June 30, 2002 is primarily due to the greater reported net loss.

      As of June 30, 2002, we had net working capital of $25.8 million compared to $29.2 million at the same date last year. The decline in working capital is primarily attributable to a lower net accounts receivable balance.

      Property and equipment expenditures for the quarter ended June 30, 2002 were $473 thousand compared to $446 thousand for the same period of last year. We had no material commitments to purchase property and equipment at June 30, 2002, and we expect that other purchases of property and equipment throughout the remainder of the current fiscal year to be at a rate constant with those in the prior fiscal year.

      From time to time the Company’s Board of Directors has authorized it to repurchase its common stock in the open market. At June 30, 2002, the Company had remaining authorizations to repurchase approximately 78,000 shares. Most recently, in July 2002, the Company announced that it had received approval from the Board of Directors to repurchase up to 500,000 of its outstanding common shares. During the quarter ended June 30, 2002, the Company repurchased no shares and issued 26,847 shares from treasury stock to cover exercises of options by employees.

      In July 2002, upon the authorization of the Audit Committee of the Board of Directors, the Company repurchased 494,977 shares of common stock owned by Albion J. Fitzgerald, Chairman and Chief Executive Officer. The repurchase of 353,536 shares resulted in the repayment of a $700,000 margin loan from a financial institution and the repurchase of 141,441 shares resulted in the retirement of a personal loan from the Company to Mr. Fitzgerald in the amount of $280,054.

      Although it is difficult for us to predict our future liquidity requirements with certainty, we expect our cash, cash equivalents and marketable securities balances to decrease in the coming months due to the decline of revenues in the quarter ended June 30, 2002. We believe that our existing cash, cash equivalents and marketable securities will be adequate to finance our operations for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent we experience growth in the future, we anticipate that our operating and investing activities may use cash. We may decide to raise additional funds, through public or private debt or equity financing, to fund future growth or continuing operations, take advantage of expansion or acquisition opportunities, develop new products or compete effectively in the marketplace. However, additional funds may not be available to us on commercially reasonable terms, or at all, when we require them, and any additional capital raised through the sale of equity or equity-linked securities could result in dilution to our existing stockholders.

Risk Factors

      You should carefully consider the risks and uncertainties described below because they could materially and adversely affect our business, financial condition, operating results and prospects.

      We have a history of operating losses and we may not be able to achieve or sustain profitability in the future. We have reported an operating loss for every quarter since our incorporation in February 1992 except for the four consecutive quarters in each of 1996 and 2000, and the last three quarters of 1999. In the first quarter of fiscal 2003, our operating losses increased significantly. In the first quarter of fiscal 2003, license revenues declined significantly in North America due to the general slowdown in corporate IT spending and the recent changes made to our North American sales force to improve its effectiveness which had a negative short-term impact. If the general slowdown of corporate IT spending persists or the changes to our sales force are not effective, we may not be able to achieve or sustain profitability on a quarterly or annual basis in the future.

      Our quarterly results are subject to significant fluctuations due to many factors, and our operating results vary due to seasonality. Our quarterly operating results have fluctuated in the past and are expected to fluctuate significantly in the future, due to a number of factors, including, among others, the size and timing of customer orders, the timing and market acceptance of our new products, the level and pricing of international sales, foreign currency exchange rates, changes in the level of operating expenses, technological advances and competitive conditions in the industry. Revenues received from our individual customers vary significantly based on the size of the product installation. Customer orders for our products have ranged from several thousands of dollars to over $10 million. As a result, our quarterly operating results are likely to be significantly affected by the number and size of customer orders we are able to obtain in any particular quarter. In addition, the sales cycle for our products is lengthy and unpredictable, and may range from a few months to over a year, depending upon the interest of the prospective customer in our products, the size of the order (which may involve a significant commitment of capital by the customer), the decision-making and acceptance procedures within the customer’s organization, the complexity of implementation and other factors.

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

      Our operating results are also expected to vary significantly due to seasonal trends. Historically, we have realized a greater percentage of our annual revenues in the third and fourth fiscal quarters, and a lower percentage in the first and second fiscal quarters. We believe that this seasonality is in part a result of efforts of our direct sales personnel to meet annual sales quotas, and in part a result of lower international revenues in the summer months when many businesses in Europe experience lower sales. In addition, capital budgets of our customers, which tend to concentrate spending activity at calendar year-end, have had, and may continue to have, a seasonal influence in our quarterly operating results. We expect that our operating results will continue to fluctuate in the future as a result of these and other factors, and that seasonality may increase if our continued efforts to expand our international sales are successful.

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

Framework SD Vendors. These competitors include IBM (Tivoli Software) and Computer Associates, which offer software distribution tools as part of their enterprise frameworks. We compete against the specific software distribution tools offered with their frameworks.

Desktop Management Suite Vendors. These competitors include vendors such as Microsoft and Intel Corporation, which offer software distribution tools as part of desktop administration packages.

Software Distribution Vendors. These competitors include companies such as Altiris, Inc., Marimba, Inc. and ON Technology Corporation in the desktop and server market segment and Xcellenet, Inc. in the mobile market segment.

      We may not be able to continue to compete effectively in the software management market and our profitability or financial performance could be adversely affected by increased competition. Many of our competitors have longer operating histories, and many have significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger customer installed bases. Moreover, existing or new competitors may develop products that are superior to our products or may develop other technologies offering significant advantages over our technology.

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

      Our business could be materially affected by risks related to our international operations. Approximately 58% of our revenues in the quarter ended June 30, 2002 and 45% of our total revenues in fiscal 2002 were derived from our international operations. International revenues are a significant percentage of our total revenues. Our operations and financial results could be significantly affected by factors associated with international operations, such as changes in foreign currency exchange rates, uncertainties relative to regional economic circumstances, longer payment cycles, greater difficulty in accounts receivable collection, changes in regulatory requirements and product localization requirements, as well as by other factors associated with international activities. A majority of our international revenues and costs have been denominated in foreign currencies. We believe that an increasing portion of our international revenues and costs will be denominated in foreign currencies in the future. We have instituted a hedging program that we expect will reduce our exposure to exchange losses in the future. The program includes a company policy of denominating license contracts in the currency of the subsidiary and the use of foreign exchange options and forward contracts to hedge exposed positions.

      The loss of a major customer could adversely affect our operating results. During the quarter ended June 30, 2002, one customer, Electronic Data Systems Corp., accounted for approximately 18% of our total revenues. Therefore, if an order from a large customer does not occur or is deferred, our revenue in that quarter could be substantially reduced, and we may be unable to proportionately reduce our operating expenses during a quarter in which this occurs.

      Because we depend on proprietary technology, there are risks of infringement that could materially and adversely affect our results. Our success is heavily dependent upon proprietary technology. We rely primarily on a combination of patents, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which provide only limited protection. It may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. In particular, we may provide our respective licensees with access to our proprietary information underlying our licensed applications. The means we use to protect our proprietary rights may not be adequate or our competitors may independently develop similar or superior technology. Policing unauthorized use of software is difficult and software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of our resources and could have a material adverse effect on our business, results of operations, and financial condition.

      There can be no assurance that third parties will not claim infringement with respect to our current or future products. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in their industry segment grows and the functionality of products in different industry segments overlap. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms or at all, which could have a material adverse effect on our business, results of operations and financial condition (See “Part II, Item 1. Legal Proceedings”).

      We could be subject to product liability claims that would adversely affect our business. The sale and support of our products entails the risk of claims, and we may be subject to such claims in the future. The limitation of liability provisions contained in our license agreements may not be effective under the laws of certain jurisdictions.

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

      Our ability to effectively grow depends on our ability to improve our operational systems. We have expanded our operations rapidly since inception and intend to continue to expand in the foreseeable future to pursue existing and potential market opportunities. This growth places a significant demand on management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis. If we fail to implement and improve these systems, our business, operating results and financial condition will be materially and adversely affected.

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

      We may need additional capital in the future, which may not be available or may dilute the ownership of existing stockholders. In the future, we may need or otherwise decide to raise additional funds and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. Further, if we issue equity securities, our current stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

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

      The majority of our operations are based in the U.S. and, historically, the majority of our transactions are denominated in U.S. dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. This exposure is primarily related to local currency denominated revenue and operating expenses in Australia, Canada, United Kingdom, and the Euro denominated countries. We believe that a natural hedge exists in some local currencies, as local currency denominated revenue will substantially offset the local currency denominated operating expenses. Although we currently derive no material revenues from highly inflationary economies, we are expanding our presence in international markets outside Europe, including the Pacific Rim and Latin America, the currencies of which have tended to fluctuate more relative to the U.S. dollar. For the quarter ended June 30, 2002 the impact of fluctuations in these currencies resulted in net transaction losses of approximately $324 thousand. We have instituted a hedging program that we expect will reduce our exposure to exchange losses in the future. The program includes a company policy of denominating license contracts in the currency of the subsidiary and the use of foreign exchange options and forward contracts to hedge exposed positions. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. As of June 30, 2002, we had no hedging contracts outstanding. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. There can be no assurance that future fluctuations in the value of foreign currencies will not have a material adverse effect on our business, operating results, revenues or financial condition.

      Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. However, due to the nature of our short-term investments, we have concluded that we do not have material market risk exposure. Our investment policy requires us to invest funds in excess of current operating requirements in obligations of the U.S. government and its agencies, investment grade state and local government obligations, securities of U.S. corporations rated A1 or P1 by Standard & Poors or the Moody’s equivalents, and/or money market funds, deposits or notes issued or guaranteed by U.S. commercial banks meeting certain credit rating and net worth requirements.

      At June 30, 2002, our cash and cash equivalents consisted primarily of demand deposits and money market funds held by large institutions in the U.S., and our short-term investments were invested in corporate debt with an initial maturity period of less than 90 days.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

      On July 6, 2001, Beck Systems, Inc. filed a complaint against Novadigm, Inc. and two of its customers in the United States District Court for the Northern District of Illinois, alleging infringement of two patents held by Beck Systems. The customers have been dismissed from the lawsuit. Beck Systems alleges that Novadigm’s infringement relates to the manufacture and marketing of its EDM and Radia products. We intend to defend this suit vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation, particularly in cases such as this where sophisticated factual issues must be assessed and complex technical issues must be decided. Any unfavorable outcome of this litigation could have an adverse impact on our business, financial condition and results of operations.

Item 2.     Changes in Securities

      None

Item 3.     Defaults Upon Senior Securities

      None

Item 4.     Submission of Matters to a Vote of Security Holders

      None

Item 5.     Other Information

      None

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit 99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports

      On July 2, 2002, Novadigm filed with the Securities and Exchange Commission a Form 8-K Current Report pursuant to the Securities Exchange Act of 1934, as amended, reporting a change in registrant’s certifying accountants from Arthur Andersen LLP to KPMG LLP.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2002

NOVADIGM, INC.

By:	/s/ WALLACE D. RUIZ

Wallace D. Ruiz
Vice President, Chief Financial Officer
and Treasurer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit
Number	Description

Exhibit 99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.