Form 10-Q
period 2002-09-30
NOVADIGM INC
filed 2002-11-14
CIK 888358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

      On November 11, 2002 there were 19,409,730 shares of the Registrant’s Common Stock outstanding.

NOVADIGM, INC.

PART I.     FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

NOVADIGM, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	March 31,
	2002	2002

	(unaudited)
ASSETS
Cash and cash equivalents	$9,863	$25,775
Short-term marketable securities	12,294	—
Accounts receivable, net	18,509	18,669
Prepaid expenses and other current assets	1,282	1,144

Total current assets	41,948	45,588
Property and equipment, net	2,480	2,625
Intangible asset, net	2,726	5,412
Other assets	1,412	855

Total assets	$48,566	$54,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$3,822	$2,697
Accrued liabilities	3,927	3,828
Accrued payroll and other compensation	4,735	5,403
Deferred revenue	3,803	4,499

Total current liabilities	16,287	16,427
Long-term liabilities	433	1,298
Stockholders’ equity:
Common stock: 30,000 shares authorized; 19,386 issued and outstanding as of September 30, 2002 and 20,667 issued as of March 31, 2002.	19	20
Additional paid-in capital	86,248	92,487
Treasury stock at cost — zero and 722 as of September 30, 2002 and March 31, 2001, respectively	—	(5,880)
Stockholders notes receivable	(352)	(1,326)
Accumulated deficit	(54,336)	(47,513)
Accumulated other comprehensive income (loss)	267	(1,033)

Total stockholders’ equity	31,846	36,755

Total liabilities and stockholders equity	$48,566	$54,480

See accompanying Notes to Condensed Consolidated Financial Statements.

NOVADIGM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

REVENUES:
Licenses	$10,552	$9,074	$15,281	$18,161
Maintenance and services	5,961	6,185	12,291	12,035

Total revenues	16,513	15,259	27,572	30,196

OPERATING EXPENSES:
Cost of licenses — amortization of intangible asset	333	—	667	—
Cost of maintenance and services	3,344	2,896	6,902	5,878
Sales and marketing	7,132	6,796	13,446	13,363
Research and development	2,587	2,538	5,182	5,120
General and administrative	3,031	2,886	5,762	5,593
Amortization of intangible	—	2,018	2,018	4,036

Total operating expenses	16,427	17,134	33,977	33,990

Operating income (loss)	86	(1,875)	(6,405)	(3,794)
Interest income, net	112	224	223	553
Other income (expense), net	(109)	67	(433)	15

Income (loss) before provision for income taxes	89	(1,584)	(6,615)	(3,226)
Provision for income taxes	43	—	208	—

Net income (loss)	$46	$(1,584)	$(6,823)	$(3,226)

Earnings (loss) per share — basic	$0.00	$(0.08)	$(0.34)	$(0.16)

Weighted average common shares outstanding — basic	19,706	19,874	19,939	19,880

Earnings (loss) per share — diluted	$0.00	$(0.08)	$(0.34)	$(0.16)

Weighted average common and common equivalent shares outstanding — diluted	20,230	19,874	19,939	19,880

See accompanying Notes to Condensed Consolidated Financial Statements.

NOVADIGM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share data)
(unaudited)

	For the Six Months
	Ended September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(6,823)	$(3,226)
Adjustments to reconcile net loss to net cash used in operating activities —
Depreciation expense	784	610
Amortization expense	2,685	4,036
Increase in allowance for shareholder notes	694	—
Decrease (increase) in accounts receivable	160	(2,999)
Increase in prepaid expenses and other current assets	(138)	(440)
Increase in other assets	(557)	(128)
Increase in accounts payable and accrued liabilities	556	336
Decrease in deferred revenue	(696)	(613)

Net cash used in operating activities	(3,335)	(2,424)

Cash flows from investing activities:
Acquisition of Intellectual Property	(390)	—
Purchases of property and equipment	(639)	(663)
Purchases of held-to-maturity securities	(18,835)	(35,293)
Proceeds from redemptions of held-to-maturity securities	6,541	26,003

Net cash used in investing activities	(13,323)	(9,953)

Cash flows from financing activities:
Net proceeds from the sale of common stock and exercise of options	698	713
Purchase of treasury stock	(1,252)	(2,848)
Decrease in stockholders notes receivable	—	192

Net cash used in financing activities	(554)	(1,943)

Effect of exchange rate changes in cash	1,300	92

Net decrease in cash and cash equivalents	(15,912)	(14,228)
Cash and cash equivalents at the beginning of the period	25,775	20,592

Cash and cash equivalents at the end of the period	$9,863	$6,364

Non-cash financing activity:
Issuance of common stock in connection with the acquisition of intellectual property (95,000 shares issued, 118,000 shares issuable as of September 30, 2002)	$—	$2,135
Retirement of treasury stock — 1,489,354 shares	$7,412	$—
Purchase of treasury stock in exchange of stockholders loan — 141,441 shares	$280	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

NOVADIGM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

      The accompanying unaudited Condensed Consolidated Financial Statements of Novadigm, Inc. and Subsidiaries (“Novadigm” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the consolidated financial statements included in its fiscal 2002 Annual Report on Form 10-K for our fiscal year ended March 31, 2002 filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company’s consolidated financial position as of September 30, 2002, the results of operations for the three and six month periods ended September 30, 2002 and 2001 and cash flows for the six months ended September 30, 2002 and 2001. The results of operations for the three and six months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2.     Earnings (Loss) Per Share

      Basic EPS is calculated by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period adjusted to reflect potentially dilutive securities. Common equivalent shares were excluded from the calculations of loss per share for the six month period ended September 30, 2002 and the three and six month periods ended September 30, 2001 because the effect of including such shares in the computation would be anti-dilutive. At September 30, 2002, the Company had approximately 5.7 million outstanding stock options, which could potentially dilute basic earnings per share in the future.

      The following table reconciles net earnings (loss) and share amounts used to calculate basic earnings (loss) per share and diluted earnings (loss) per share.

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

(in thousands, except per share data)
Numerator:
Net income (loss)	$46	$(1,584)	$(6,823)	$(3,226)

Denominator:
Weighted average common shares outstanding — basic	19,706	19,874	19,939	19,880
Incremental shares from assumed conversion of options	524	—	—	—

Weighted average common and common equivalent shares outstanding — diluted	20,230	19,874	19,939	19,880

Earnings (loss) per share — basic	$0.00	$(0.08)	$(0.34)	$(0.16)

Earnings (loss) per share — diluted	$0.00	$(0.08)	$(0.34)	$(0.16)

3.     Recently Issued Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141, Business Combinations, (“SFAS 141”) and Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) and in August 2001 the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. We adopted the provisions of SFAS 141

NOVADIGM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

upon issuance. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires, commencing April 1, 2002, that goodwill and intangible assets with indefinite useful lives no longer be amortized. Instead, they will be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144.

      We had unamortized identifiable intangible assets in the amount of approximately $5.4 million at March 31, 2002, all of which were subject to the provisions of SFAS 142. In connection with the adoption of SFAS 142, we evaluated our intangible assets and determined that our intangible assets have definite useful lives and, accordingly, we continue to amortize the balance over the remaining estimated useful lives. We also evaluated the remaining useful lives of our intangible assets that will continue to be amortized and have determined that no revision to the useful lives will be required. We had no intangible assets with indefinite useful lives as March 31, 2002.

      As of September 30, 2002, we have only one intangible asset relating to the cost of intellectual property acquired in October 2001 amounting to approximately $3.9 million. The future minimum amortization of this acquired intellectual property is estimated to be approximately $334 thousand per quarter and is expected to be fully amortized by December 2004.

      Total amortization of intangible assets for the quarter ended September 30, 2002, was approximately $333 thousand, all of which has been classified as cost of license as the cost of acquired intellectual property that is embedded into our Radia product suite.

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

NOVADIGM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

4.     Derivative Financial Instruments

      Effective April 1, 2001, the Company adopted Statements of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires the recognition of all derivative instruments as either assets or liabilities in the consolidated balance sheet, and the periodic adjustment of those instruments to fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resultant designation.

      We have instituted a hedging program that we expect will reduce our exposure to exchange losses in the future. The program includes a company policy of denominating contracts in the currency of the subsidiary and the use of foreign exchange options and forward contracts to hedge exposed positions.

      During the second quarter of fiscal 2003, the Company’s European operations entered into a foreign currency option transaction to sell (put option) US dollars to GBP (call) amounting to $1,667,000, the strike price being 1.5815. The option expiration date is April 11, 2003. The Company’s primary purpose for entering into this transaction is to cover an exchange gain or loss on USD denominated receivable in the books of its subsidiary. The premium paid on the transaction is ratably charged to earnings over the life of the contract and the gain or loss on the transaction is recognized in earnings in the period in which the gain or loss arises.

5.     Contingencies

      The Company is engaged in certain legal and administrative proceedings.

      On July 6, 2001, Beck Systems, Inc. filed a complaint against Novadigm, Inc. and two of its customers in the United States District Court for the Northern District of Illinois, alleging infringement of two patents held by Beck Systems. The customers have been dismissed from the lawsuit. Beck Systems alleges that Novadigm’s infringement relates to the manufacture and marketing of its EDM and Radia products. Management believes that the Company has meritorious defenses and the Company is vigorously defending itself. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation, particularly in cases such as this where sophisticated factual issues must be assessed and complex technical issues must be decided.

      The insurance carrier contractually responsible for coverage of the Beck Systems lawsuit was placed in rehabilitation by order of a Pennsylvania court. Under the rehabilitation procedure, the court oversees the carrier’s business activities. The Company has been advised that the court approved the carrier’s payment of the Company’s defense costs for the period after April 1, 2002 and the Company is waiting for payment to be made. Recently, the carrier filed a Petition for Liquidation. A hearing will be scheduled to address that petition and the outcome of that hearing could result in the carrier going out of business, and if that contingency happens the insurance coverage may not be available to pay for any future defense costs or for all prior defense costs.

      Management expects to incur substantial fees on defense of the Beck Systems litigation. In the event insurance coverage is not available, and certainly in the event of any unfavorable outcome of this litigation, either could have an adverse impact on our business, financial condition and results of operations in future periods.

NOVADIGM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with the Beck litigation, we have, as of September 30, 2002, set aside a reserve totaling approximately $676,000 to cover the defense costs for which the Company believes it will have to pay.

6.     Certain Relationships and Related Transactions

      In July 2002, upon the authorization of the Audit Committee of our Board of Directors, we repurchased, at a 50% discount to the then current market value of our stock, 494,977 shares of our common stock owned by Albion J. Fitzgerald, our Chairman and Chief Executive Officer. The repurchase of 353,536 shares resulted in the payment of a $700,000 margin loan from a financial institution, and the repurchase of 141,441 shares resulted in the retirement of a personal loan from Novadigm to Mr. Fitzgerald in the amount of $280,054. As a result of these repayments, there are no loans outstanding from Novadigm to Mr. Fitzgerald.

      In July 1996, we loaned Robert B. Anderson, a Director and our Executive Vice President and Managing Director of Europe, Middle East and Africa, an aggregate amount of $226,450 for the purchase of shares of our common stock. The full recourse loan was originally due and payable on July 21, 2000, bore interest at a rate of 6.04% and was secured by shares of the Company’s common stock. In July 2001, the maturity date of the loan was extended until July 21, 2002 with interest at the rate of 6.04% per annum, and in April 2002, we extended the maturity date until October 21, 2002 with interest at the rate of 2.88% per annum. In January 1997, we loaned Mr. Anderson $38,000 to pay income taxes. That loan was extended until January 15, 2002, with interest at the rate of 5.90% per annum, and in April 2002, the loan was extended until October 21, 2002, with interest at the rate of 2.73% per annum. In October 2002, we notified Mr. Anderson that these loans were immediately due and payable. Pursuant to a plan adopted by the Compensation Committee in August 2001, the Company accrued performance bonuses in the fourth fiscal quarter of 2002 and the first and second fiscal quarters of 2003 for Mr. Anderson for satisfaction of his performance objectives totaling $204,000 as of September 30, 2002. In November 2002, the Compensation Committee authorized Novadigm to negotiate and enter into a management retention agreement with Mr. Anderson pursuant to which we would pay Mr. Anderson an aggregate of $450,000, with $250,000 payable immediately, $100,000 payable on January 1, 2003, and $100,000 payable on April 1, 2003, provided that Mr. Anderson has remained continuously employed with Novadigm through these dates. In addition, under the terms of the agreement, Mr. Anderson is required to repay all retention bonuses previously paid to him under the agreement if, prior to October 1, 2005, (i) he voluntarily terminates his employment with Novadigm or (ii) Novadigm terminates his employment for reasons relating to dishonesty or misconduct or, subject to certain conditions, a failure to substantially perform his duties as an employee of Novadigm. In November 2002, Mr. Anderson repaid all amounts owing to Novadigm under these notes from the after-tax proceeds of the accrued performance bonuses and retention agreement payment described above.

      In April 2000, we loaned $830,068 to Wallace D. Ruiz, our Chief Financial Officer and Treasurer, to permit his exercise of an expiring option to purchase 130,000 shares of our common stock. The full recourse promissory note, dated April 17, 2000, bore interest at a rate of 6.46% per annum, was secured by shares of our common stock, and was originally due and payable on April 17, 2001. In April 2001, the Board of Directors agreed to extend the due date of the loan until April 17, 2002, at an interest rate of 4.63% per annum. During our fiscal year ended March 31, 2002, Mr. Ruiz made payments in the amount of $313,000 against the outstanding balance. In April 2002, the Board of Directors agreed to extend the maturity date of the remaining balance of the loan until October 21, 2002, at an interest rate of 2.88% per annum.

      In October 2001, the Company loaned $197,406 to Mr. Ruiz, to permit his exercise of an expiring option to purchase 35,000 shares of the Company’s common stock. The full recourse promissory note, dated October 1, 2001, bore interest at the rate of 3.58% per annum, was secured by shares of the Company’s common stock and was due and payable on October 1, 2002.

      At September 30, 2002, outstanding principal and accrued interest under the loans to Mr. Ruiz totaled $824,615, all of which became due and payable in October 2002. As of the date of the filing of this Quarterly

NOVADIGM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Report on Form 10-Q, the outstanding balance remains unpaid. We have notified Mr. Ruiz that these notes are immediately due and payable. As of the due date of the loans, the value of the underlying collateral securing the loans was $252,000. Separately, Mr. Ruiz has retained counsel and asserted claims against Novadigm arising out of his allegation that Novadigm inappropriately prohibited Mr. Ruiz from selling the shares issued upon exercise of options. We are currently engaged in discussion with Mr. Ruiz and his attorneys concerning these matters. In addition, during the quarter ended September 30, 2002, we set aside a bad debt reserve of $568,485 relating to the unpaid loans from Mr. Ruiz. The reserve reflected the unpaid amounts owing under the loans less the value of the collateral securing the loans.

7.     Reclassifications

      Certain prior year amounts have been reclassified to conform to the current year’s presentation, specifically;

•	$30 thousand and $154 thousand for the three months and six months ended September 30, 2001, respectively, for reimbursements for out-of-pocket expenses, previously recorded in cost of maintenance and services in the accompanying condensed consolidated financial statement of operations, to maintenance and service revenue, and

•	A reduction of $155 thousand and $9 thousand for the three months and six months ended September 30, 2001, respectively, for the allowance of doubtful accounts previously recorded in sales and marketing expense in the accompanying condensed consolidated financial statement of operations, to general and administrative expense.

8.     Comprehensive Income (Loss)

      Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”) establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of financial statements. SFAS 130 requires that unrealized losses from the Company’s foreign currency translation adjustments be included in other comprehensive income (loss).

      The following presents a reconciliation of net income (loss) to comprehensive income (loss) for the three and six-month periods ended September 30, 2001 and 2002:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001
(in thousands)
Net income (loss)	$46	$(1,584)	$(6,823)	$(3,226)
Other comprehensive income (loss):
Foreign currency translation adjustments	348	86	1,300	92

Comprehensive income (loss)	$394	$(1,498)	$(5,523)	$(3,134)

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

      We have identified the following as accounting policies critical to us: revenue recognition, allowance for doubtful accounts, allowance for litigation and valuation allowance against deferred income tax assets.

      Revenue recognition. We recognize revenue in all transactions involving the licensing of software products in accordance with the provisions of SOP 97-2, “Software Revenue Recognition” as amended by SOP 98-9. Most of our licensing transactions are on a perpetual basis, and revenue is recognized upon delivery of the software if evidence of an arrangement exists, pricing is fixed and determinable and collectibility is probable. Shipment of the software is generally performed by the physical delivery of a CD or by electronic delivery of the licensed software. Evidence of an arrangement generally takes the form of a software license agreement signed by the customer and by us. In the case of an existing license customer, additional orders may come in the form of an addendum to the software license agreement, a purchase order, order letter, or similar authorizing document from the customer. We evaluate whether the software transaction has a fixed and determinable price. A key factor in this evaluation is the payment terms in relation to our experience with the customer or with a similar class of customers. Generally, software transactions have terms of less than one year and have no unresolved acceptance criteria or similar contingency. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. We evaluate the probability of collection based upon the creditworthiness of the customer.

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

      We enter into reseller arrangements that typically provide for sublicense fees payable to us based on a percentage of list price. Reseller arrangements may include non-refundable payments in the form of guaranteed sublicense fees. Guaranteed sublicense fees from resellers are recognized as revenue upon shipment of the master copy of all software to which the guaranteed sublicense fees relate if we believe the reseller is creditworthy and if the terms of the agreement are such that the payment obligation is not subject to price adjustment, is non-cancelable and non-refundable and is due within 90 days. These guaranteed sublicense fees are applied against sublicense fees reported by the reseller in relicensing our products to end-users. $250 thousand, $0 and $1.2 million in guaranteed sublicense fees were recognized in fiscal years 2002, 2001 and 2000, respectively. As of March 31, 2002, a substantial majority of all such guaranteed sublicense fees recognized by us have been placed with end users or forfeited by the reseller.

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

      Allowance for litigation. In the ordinary course of business, we become involved in litigation. (See “Part II, Item 1. Legal Proceedings”). Because we develop intellectual property and market products derived from that intellectual property, we find ourselves engaged, from time to time, in litigation to protect our proprietary intellectual property, or conversely to defend ourselves from alleged claims by third parties that we have infringed upon other’s intellectual property. In the protection of our intellectual property, we file patents for our intellectual property and we maintain policies and procedures to protect our intellectual property and to avoid infringing upon others. We routinely purchase insurance to reduce our risk to such litigation. We regularly evaluate the status of pending litigation and its recoverability through insurance. An allowance is established for amounts that we estimate to be unrecoverable. We rely on opinions of our legal counsel and insurance advisors and make use of estimates and assumptions as to probable outcomes in establishing the allowances.

      Valuation allowance against deferred income tax assets. We recognize deferred tax assets and liabilities based upon differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review the deferred tax assets for recoverability and establish a valuation allowance. We have provided a valuation allowance against our entire net deferred tax assets. This valuation allowance was recorded given the losses we have incurred through September 30, 2002 and the uncertainties regarding our future operating profitability and taxable income, all of which require significant judgment by our management.

Euro Currency

      On January 1, 1999, certain countries of the European Union established fixed conversion rates between their existing currencies and one common currency, the Euro. The Euro then began to trade on currency exchanges and to be used in business transactions. Beginning in January 2002, new Euro-denominated currencies were issued. The existing local currencies were withdrawn from circulation in July 2002. We derived approximately 45% of our total revenues outside the United States for fiscal 2002, a significant portion of which was in Europe. We derived approximately 49% of our total revenues for the three months ended September 30, 2002 and approximately 52% of our total revenues for the six months ended September 30, 2002 outside the United States. We believe the Euro conversion will not have a material effect on our consolidated financial position or results of operations. (See “Part I, Item 3. Qualitative and Quantitative Disclosures about Market Risk”).

Geographic Segment Information

      The Company conducts operations in North and South America and the Pacific Rim (“AAA”), and Europe, the Middle East and Africa (“EMEA”). The Company’s international license revenue represents products shipped from the United States directly to end-users outside the United States. All other revenue is supplied by the Company’s operations in the United States and internationally. The Company does not sell products directly to its international subsidiaries. The chief operating decision-maker of the Company receives and reviews information relating to segment revenues primarily by geographic area. Revenue by and total assets by geographic area for the three and six-month periods ended September 30, 2002 and 2001 are presented below.

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001
(in thousands)
AAA	$8,411	$6,699	$13,111	$18,288
EMEA	8,102	8,560	14,461	11,908

Total	$16,513	$15,259	$27,572	$30,196

      The following table presents total asset information by geographic area at September 30, 2002 and 2001.

	September 30,

	2002	2001
(in thousands)
AAA	$30,019	$41,527
EMEA	18,547	13,051

Total	$48,566	$54,578

      All period references in the discussion below and in the remainder of this Item 2 are to fiscal periods based on our fiscal year ending March 31.

Results of Operations

      For the periods indicated, the following table sets forth the percentage of total revenue represented by the respective line items in our condensed consolidated statements of operations (unaudited):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
Licenses	63.9%	59.5%	55.4%	60.1%
Maintenance and services	36.1	40.5	44.6	39.9

Total revenues	100.0	100.0	100.0	100.0
Operating Expenses:
Cost of licenses — amortization of intangible asset	2.0	—	2.4	—
Cost of maintenance and services	20.2	19.0	25.0	19.5
Sales and marketing	43.2	44.5	48.8	44.2
Research and development	15.7	16.6	18.8	17.0
General and administrative	18.4	18.9	20.9	18.5
Amortization of intangible	—	13.2	7.3	13.4

Total operating expenses	99.5	112.2	123.2	112.6

Operating income (loss)	0.5	(12.2)	(23.2)	(12.6)
Interest income, net	0.6	1.5	0.8	1.8
Other income (expense), net	(0.6)	0.4	(1.5)	0.1

Income (loss) before provision for income taxes	0.5	(10.3)	(23.9)	(10.7)
Provision for income taxes	0.2	—	0.8	—

Net income (loss)	0.3%	(10.3)%	(24.7)%	(10.7)%

      Total revenues for our second fiscal quarter ended September 30, 2002 were $16.5 million compared to $15.3 million for the same quarter of the previous year, an increase of approximately 8%. The increase in total revenues in the current year quarter compared to the same quarter last year is due to higher license revenue. Total revenues for the six-month period ended September 30, 2002 were $27.6 million compared to $30.2 million for the same period of the previous year. The decrease in total revenues in the current six-month period compared to the same six-month period last year is due to lower license revenue. During the quarter ended September 30, 2002, two customers, Electronic Data Systems Corp. and America On-Line, accounted for approximately 23% and 11% of our total revenues, respectively. In the six-month period ended September 30, 2002, one customer, Electronic Data Systems Corp., accounted for approximately 21% of our total revenues.

      License revenues were $10.6 million in the quarter ended September 30, 2002 compared to $9.1 million in the same quarter last year, a 16% increase. The increase in license revenue for the quarter ended September 30, 2002 was primarily attributable to closing contracts with a higher average price. License revenues in the six-month period ended September 30, 2002 were $15.3 million or compared to $18.2 million in the same period last year, a decrease of 16%. The decrease in license revenue in the current six-month period ended September 30, 2002 was due entirely to the lower license revenue in the first quarter of the current fiscal year as compared to the same quarter of the prior year. The general slowdown in corporate IT spending in North America combined with changes made to our North America sales force to improve its effectiveness had a negative short-term impact in the first quarter of the current fiscal year causing the decrease in the current six-month period. Those changes included turnover of management and sales personnel, as well as improvements to sales processes. We believe the increase in license revenue in the second quarter of the current fiscal year compared with the same quarter last year is attributable to closing more large transactions this year in North America than the comparable quarter of the previous year. Our license revenue in any quarter is often dependent on our ability to complete one or more large transactions with a limited number of customers.

      Maintenance and service revenues were $6.0 million in the quarter ended September 30, 2002 compared to $6.2 million in the comparable quarter last year, a decrease of 4%. Maintenance revenues in the current quarter were 20% higher over the same quarter last year due primarily to the 24% license revenue growth of fiscal 2002. Service revenues in the current quarter were lower 30% from the same quarter last year due to the lower billings associated with the Navy Marine Corp Intranet project partially offset by increased billings in Europe. Maintenance and service revenues in the six-month period ended September 30, 2002 were $12.3 million compared to $12.0 million in the comparable period last year, a 2% increase. The increase was due entirely to higher maintenance revenues partially offset by lower service revenues. In compliance with the Emerging Issues Task Force Topic No. 01-14, reimbursements for “out-of-pocket” expenses incurred by our professional services staff are reported as maintenance and services revenue. Previously we treated “out-of-pocket” expenses as an offset to cost of maintenance and services. Accordingly, $30 thousand and $154 thousand were reclassed for the quarter and six-month period ended September 30, 2001, respectively.

      Cost of licenses includes the amortization of the intangible asset acquired with the intellectual property purchased in October 2001. The acquired intellectual property is embedded into our Radia product suite. The fair value of the intangible asset acquired is being amortized to cost of licenses over three years. This amortization is approximately $333 thousand per quarter and is expected to be fully amortized by December 2004.

      Cost of maintenance and services includes the direct costs of customer support and update rights, and the direct and indirect costs of providing training, maintenance and technical support and consulting services to our customers. Cost of maintenance and services consist primarily of payroll, related benefits, and travel for field engineers and support personnel, other related overhead and third-party consulting fees. Cost of maintenance and services were $3.3 million for the quarter ended September 30, 2002 compared to $2.9 million for the quarter ended September 30, 2001. Cost of maintenance and services for the six-month period ended September 30, 2002 was $6.9 million compared to $5.9 million for the same period last year. The higher cost of maintenance and services in the quarter and six-month period ended September 30, 2002, as compared to the same periods of the prior year, was primarily due to an increase in compensation costs due to additional headcount in the customer support and professional services organizations. We expect the cost of maintenance and services to increase in future quarters to support the growing demand by customers for our maintenance, consulting and training services. As discussed in “maintenance and service revenues” above, we reported “out-of-pocket” expenses billed to customers as revenue and not as an offset to cost of maintenance and services. The quarter and six-month periods ended September 30, 2001 were adjusted to reflect this accounting treatment.

      Sales and marketing expenses consist primarily of salaries, related benefits, commissions, travel, consultant fees, and other costs associated with our sales and marketing efforts. Sales and marketing expenses for the quarter ended September 30, 2002 were $7.1 million as compared to $6.8 million in the same period last year. The 5% increase in the sales and marketing expenses in the current year quarter as compared to the same period last year was primarily due to higher compensation costs resulting from higher reported revenues in the quarter and to the costs incurred in the quarter for the training program of the North America sales force. Sales and marketing expenses for the six-month period ended September 30, 2002 were $13.4 million, essentially unchanged from the same period last year. We expect sales and marketing expenses to increase in future periods to support our sales plans.

      Research and development expenses consist primarily of salaries, related benefits, consultant fees and other costs associated with our research and development efforts. Research and development expenses were $2.6 million in the quarter ended September 30, 2002 compared to $2.5 million in the same period last year, a 2% increase. Research and development expenses for the six-month periods ended September 30, 2002 and September 30, 2001 were $5.2 million and $5.1 million, respectively, a 1% increase. We have been able to contain our research and development costs while continuing to support current products and develop new products. Although we anticipate that we will continue to invest resources to further enhance and develop our products, we do not anticipate significant growth in research and development expense in the remainder of the fiscal year.

      General and administrative expenses consist primarily of salaries, related benefits, travel and fees for professional services such as legal, consulting and accounting. General and administrative expenses were $3.0 million in the quarter ended September 30, 2002 compared to $2.9 million in the same period last year, a 5% increase. The increase in general and administrative expenses in the quarter of the current fiscal year is primarily due to providing an allowance of approximately $616 thousand for the unsecured portion of the outstanding notes due from officers (See Note 6 to the Consolidated Financial Statements), the increase of the allowance for litigation by $176 thousand (See “Part II, Item 1. Legal Proceedings”), partially offset by the $450 thousand adjustment of a French tax liability accrual associated with the issuance of stock options. General and administrative expenses for the six-month period ended September 30, 2002 were $5.8 million compared to $5.6 million in the same period of last year. General and administrative expenses may increase in future quarters depending upon the outcome of pending litigation and the availability of insurance coverage, and the resolution of the notes in default due from executive officers.

      Interest income, net is comprised primarily of interest income earned on our cash, cash equivalents and marketable securities reduced by interest expense. Net interest income was $112,000 and $223,000 for the quarter and six-month period ended September 30, 2002, respectively, compared to $224,000 and $553,000 for the same periods of last year, respectively. Interest income decreased for the quarter and six-month periods ended September 30, 2002 due primarily to lower effective interest rates on balances of cash, cash equivalents and marketable securities.

      Other income/expense, net consists primarily of the cost of foreign exchange gains and losses and miscellaneous corporate expenses. Net other income/expense was an expense of $109,000 and $433,000 for the quarter and six-month period ended September 30, 2002, respectively, compared to income of $67,000 and $15,000 for the same periods of last year, respectively. We have instituted a hedging program that we expect will reduce our exposure to exchange losses in the future. The program includes a company policy of denominating contracts in the currency of the subsidiary and the use of foreign exchange options and forward contracts to hedge exposed positions.

      Provision for income taxes for the quarter ended September 30, 2002 is $43,000 compared to $0 in the same quarter of last year. The tax provision for the six months ended September 30, 2002 is $208,000 compared to $0 in the same six month period last year. The provision in both the quarter and the six-month period are due to providing an income tax provision for profits earned in European jurisdictions.

Liquidity and Capital Resources

      Cash, cash equivalents and marketable securities at September 30, 2002 was $22.2 million, a decrease of $3.6 million from the fiscal year ended March 31, 2002. Cash used in operations for the six-month period ended September 30, 2002 was $3.8 million compared to cash used in operations of $2.4 million for the same six-month period last year. The increase in cash used in operations for the six-month period ended September 30, 2002 is primarily due to the greater reported net loss ($3.6 million greater) and a decrease in the amortization expense ($1.4 million less) partially offset by accounts receivable not increasing above September 30, 2001 levels (an increase of $3.2 million).

      As of September 30, 2002, we had net working capital of $25.7 million compared to $29.6 million at the same date last year. The decline in working capital is primarily attributable to lower net accounts receivable balance.

      Property and equipment expenditures for the six-months ended September 30, 2002 were $639 thousand compared to $663 thousand for the same period of last year. We had no material commitments to purchase property and equipment at September 30, 2002, and we expect that other purchases of property and equipment throughout the remainder of the current fiscal year to be at a rate constant with those in the prior fiscal year.

      During the quarter ended September 30, 2002, the Company expended approximately $1.5 million to repurchase approximately 767,000 shares of its common stock. Of these shares, approximately 495,000 shares were repurchased in a private transaction with our Chief Executive Officer, as described below, and the balance of 272,000 shares we repurchased in the open market.

          Lease Obligations

      We lease facilities and vehicles under non-cancelable operating leases. Future minimum lease payments are as follows (in thousands):

Year Ending March 31,

2003	$1,139
2004	2,171
2005	1,984
2006	1,750
2007	701
Thereafter	—

$7,745

      The lease obligation disclosure above, for Fiscal 2003, represents a six-month period from October 1, 2002, through March 31, 2003. Rent expense for the years ended March 31, 2002, 2001 and 2000, was $2.2 million, $1.5 million and $1.1 million, respectively.

      We believe that our existing cash, cash equivalents and marketable securities will be adequate to finance our operations for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent we experience growth in the future, we anticipate that our operating and investing activities may use cash. To the extent we have uninsured litigation and related costs, we will use available cash resources. We may decide to raise additional funds, through public or private debt or equity financing, to fund future growth or continuing operations, take advantage of expansion or acquisition opportunities, develop new products or compete effectively in the marketplace. However, additional funds may not be available to us on commercially reasonable terms, or at all, when we require them, and any additional capital raised through the sale of equity or equity-linked securities could result in dilution to our existing stockholders.

          Litigation

      Management expects to incur substantial fees defending the Beck Systems lawsuit described in Note 5 to the Condensed Consolidated Financial Statements. The insurance company has advised the Company that it will pay defense costs for the period after April 1, 2002, which through September 30, 2002 amounted to approximately $936,000. In the event the Company has to make a payment in that amount, or if in the future the Company needs to take additional charges or set aside additional reserves for defense costs due to the ongoing uncertainty of insurance coverage, any such action could have an adverse impact on our business, financial condition and results of operations in future periods.

          Related Party Transactions

      In July 2002, upon the authorization of the Audit Committee of our Board of Directors, we repurchased, at a 50% discount to the then current market value of our stock, 494,977 shares of our common stock owned by Albion J. Fitzgerald, our Chairman and Chief Executive Officer. The repurchase of 353,536 shares resulted in the payment of a $700,000 margin loan from a financial institution, and the repurchase of 141,441 shares resulted in the retirement of a personal loan from Novadigm to Mr. Fitzgerald in the amount of $280,054. As a result of these repayments, there are no loans outstanding from Novadigm to Mr. Fitzgerald.

      In July 1996, we loaned Robert B. Anderson, a Director and our Executive Vice President and Managing Director of Europe, Middle East and Africa, an aggregate amount of $226,450 for the purchase of shares of our common stock. The full recourse loan was originally due and payable on July 21, 2000, bore interest at a rate of 6.04% and was secured by shares of the Company’s common stock. In July 2001, the maturity date of the loan was extended until July 21, 2002 with interest at the rate of 6.04% per annum, and in April 2002, we extended the maturity date until October 21, 2002 with interest at the rate of 2.88% per annum. In January 1997, we loaned Mr. Anderson $38,000 to pay income taxes. That loan was extended until January 15, 2002, with interest at the rate of 5.90% per annum, and in April 2002, the loan was extended until October 21, 2002, with interest at the rate of 2.73% per annum. In October 2002, we notified Mr. Anderson that these loans were immediately due and payable. Pursuant to a plan adopted by the Compensation Committee in August 2001, the Company accrued performance bonuses in the fourth fiscal quarter of 2002 and the first and second fiscal quarters of 2003 for Mr. Anderson for satisfaction of his performance objectives totaling $204,000 as of September 30, 2002. In November 2002, the Compensation Committee authorized Novadigm to negotiate and enter into a management retention agreement with Mr. Anderson pursuant to which we would pay Mr. Anderson an aggregate of $450,000, with $250,000 payable immediately, $100,000 payable on January 1, 2003, and $100,000 payable on April 1, 2003, provided that Mr. Anderson has remained continuously employed with Novadigm through those dates. In addition, under the terms of the agreement, Mr. Anderson is required to repay all retention bonuses previously paid to him under the agreement if, prior to October 1, 2005, (i) he voluntarily terminates his employment with Novadigm or (ii) Novadigm terminates his employment for reasons relating to dishonesty or misconduct or, subject to certain conditions, a failure to substantially perform his duties as an employee of Novadigm. In November 2002, Mr. Anderson repaid all amounts owing to Novadigm under these notes from the after-tax proceeds of the accrued performance bonuses and retention agreement payment described above.

      In April 2000, we loaned $830,068 to Wallace D. Ruiz, our Chief Financial Officer and Treasurer, to permit his exercise of an expiring option to purchase 130,000 shares of our common stock. The full recourse promissory note, dated April 17, 2000, bore interest at a rate of 6.46% per annum, was secured by shares of our common stock, and was originally due and payable on April 17, 2001. In April 2001, the Board of Directors agreed to extend the due date of the loan until April 17, 2002, at an interest rate of 4.63% per annum. During our fiscal year ended March 31, 2002, Mr. Ruiz made payments in the amount of $313,000 against the outstanding balance. In April 2002, the Board of Directors agreed to extend the maturity date of the remaining balance of the loan until October 21, 2002, at an interest rate of 2.88% per annum.

      In October 2001, the Company loaned $197,406 to Mr. Ruiz, to permit his exercise of an expiring option to purchase 35,000 shares of the Company’s common stock. The full recourse promissory note, dated October 1, 2001, bore interest at the rate of 3.58% per annum, was secured by shares of the Company’s common stock and was due and payable on October 1, 2002.

      At September 30, 2002, outstanding principal and accrued interest under the loans to Mr. Ruiz totaled $824,615, all of which became due and payable in October 2002. As of the date of the filing of this Quarterly Report on Form 10-Q, the outstanding balance remains unpaid. We have notified Mr. Ruiz that these notes are immediately due and payable. As of the due date of the loans, the value of the underlying collateral securing the loans was $252,000. Separately, Mr. Ruiz has retained counsel and asserted claims against Novadigm arising out of his allegation that Novadigm inappropriately prohibited Mr. Ruiz from selling the shares issued upon exercise of options. We are currently engaged in discussion with Mr. Ruiz and his attorneys concerning these matters. In addition, during the quarter ended September 30, 2002, we set aside a bad debt reserve of $568,485 relating to the unpaid loans from Mr. Ruiz. The reserve reflected the unpaid amounts owing under the loans less the value of the collateral securing the loans.

Risk Factors

      You should carefully consider the risks and uncertainties described below because they could materially and adversely affect our business, financial condition, operating results and prospects.

      We have a history of operating losses and we may not be able to achieve or sustain profitability in the future. We have reported an operating loss for every quarter since our incorporation in February 1992 except for the four consecutive quarters in each of fiscal 1996 and fiscal 2000, the last three quarters of 1999 and the second quarter of fiscal 2003. In the first quarter of fiscal 2003, license revenues declined significantly in North America due to the general slowdown in corporate IT spending and the recent changes made to our North American sales force to improve its effectiveness which had a negative short-term impact. Though license revenue from North America showed improvement in the second quarter of fiscal 2003, should the general slowdown of corporate IT spending persist or the changes to our sales force are not effective, we may not be able to achieve or sustain profitability on a quarterly or annual basis in the future.

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

Software Distribution Vendors. These competitors include many smaller companies in the desktop, server and mobile market segments.

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

      Our business could be materially affected by risks related to our international operations. Approximately 49% of our revenues in the quarter ended September 30, 2002 and 52% of our total revenues in fiscal 2003 were derived from our international operations. International revenues are a significant percentage of our total revenues. Our operations and financial results could be significantly affected by factors associated with international operations, such as changes in foreign currency exchange rates, uncertainties relative to regional economic circumstances, longer payment cycles, greater difficulty in accounts receivable collection, changes in regulatory requirements and product localization requirements, as well as by other factors associated with international activities. A majority of our international revenues and costs have been denominated in foreign currencies. We believe that an increasing portion of our international revenues and costs will be denominated in foreign currencies in the future. We have instituted a hedging program that we expect will reduce our exposure to exchange losses in the future. The program includes a company policy of denominating license contracts in the currency of the subsidiary and the use of foreign exchange options and forward contracts to hedge exposed positions.

      The loss of a major customer could adversely affect our operating results. During the quarter ended September 30, 2002, two customers, Electronic Data Systems Corp. and America On-Line, accounted for approximately 23% and 11% of our total revenues, respectively. In the six-month period ended September 30, 2002, one customer, Electronic Data Systems Corp., accounts for approximately 21% of our total revenues. Therefore, if an order from a large customer does not occur or is deferred, our revenue in that quarter could be substantially reduced, and we may be unable to proportionately reduce our operating expenses during a quarter in which this occurs.

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

      There can be no assurance that third parties will not claim infringement with respect to our current or future products. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in their industry segment grows and the functionality of products in different industry segments overlap. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms or at all, which could have a material adverse effect on our business, results of operations and financial condition. (See “Part II, Item 1. Legal Proceedings”)

      We could be subject to product liability claims that would adversely affect our business. The sale and support of our products entails the risk of claims, and we may be subject to such claims in the future. The limitation of liability provisions contained in our license agreements may not be effective under the laws of certain jurisdictions.

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

      The majority of our operations are based in the U.S. and, historically, the majority of our transactions are denominated in U.S. dollars. However, we do have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. This exposure is primarily related to local currency denominated revenue and operating expenses in Australia, Canada, United Kingdom, and the Euro denominated countries. We believe that a natural hedge exists in some local currencies, as local currency denominated revenue will substantially offset the local currency denominated operating expenses. Although we currently derive no material revenues from highly inflationary economies, we are expanding our presence in international markets outside Europe, including the Pacific Rim and Latin America, the currencies of which have tended to fluctuate more relative to the U.S. dollar. For the quarter ended September 30, 2002 the impact of fluctuations in these currencies resulted in net transaction losses of approximately $30 thousand. We have instituted a hedging program that we expect will reduce our exposure to exchange losses in the future. The program includes a company policy of denominating license contracts in the currency of the subsidiary and the use of foreign exchange options and forward contracts to hedge exposed positions. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. As of September 30, 2002, we had one hedging contract outstanding. The contract was purchased by our European subsidiary to hedge a large receivable denominated in a currency other than its functional currency. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. There can be no assurance that future fluctuations in the value of foreign currencies will not have a material adverse effect on our business, operating results, revenues or financial condition.

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

      At September 30, 2002, our cash and cash equivalents consisted primarily of demand deposits and money market funds held by large institutions in the U.S., and our short-term investments were invested in corporate debt with an initial maturity period of less than 90 days.

Item 4.     Controls and Procedures

Evaluation of Controls and Procedures

      Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

Changes in Controls and Procedures

      There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

      On July 6, 2001, Beck Systems, Inc. filed a complaint against Novadigm, Inc. and two of its customers in the United States District Court for the Northern District of Illinois, alleging infringement of two patents held by Beck Systems. The customers have been dismissed from the lawsuit. Beck Systems alleges that Novadigm’s infringement relates to the manufacture and marketing of its EDM and Radia products. We intend to defend this suit vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation, particularly in cases such as this where sophisticated factual issues must be assessed and complex technical issues must be decided. The insurance carrier contractually responsible for coverage of this lawsuit was placed in rehabilitation by order of a Pennsylvania court and recently filed a Petition for Liquidation. A hearing will be scheduled to address that petition and, depending on the outcome of that hearing, insurance coverage may not be available. Management expects to incur substantial fees on defense of the Beck Systems litigation. In the event insurance coverage is not available, and certainly in the event of any unfavorable outcome of this litigation, either could have an adverse impact on our business, financial condition and results of operations in future periods.

Item 2.     Changes in Securities

      None

Item 3.     Defaults Upon Senior Securities

      None

Item 4.     Submission of Matters to a Vote of Security Holders

      The Company held its 2002 Annual Meeting of Stockholders on September 13, 2002. The following matters were approved by the stockholders by the votes indicated below:

	Votes	Votes		Broker
	For	Against	Abstain	Non-Votes

a. Election of six directors to serve for the ensuing year as follows:
Albion J. Fitzgerald	16,063,262	—	494,464	—
Robert B. Anderson	15,734,522	—	823,204	—
Robert H. Forney	16,417,204	—	140,522	—
Gerald M. Labie	16,060,679	—	497,047	—
H. Kent Petzold	16,418,049	—	139,677	—
Deborah Doyle McWhinney	16,278,854	—	278,872	—
b. To ratify the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending March 31, 2003	16,435,581	115,345	6,800	—

Item 5.     Other Information

      None

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit 99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.3	Management Retention Agreement dated November 8, 2002, between Novadigm, Inc. and Robert Anderson.

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

Dated: November 14, 2002

NOVADIGM, INC.

By:	/s/ WALLACE D. RUIZ

Wallace D. Ruiz
Vice President, Chief Financial Officer
and Treasurer
(principal financial and accounting officer)

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

I, Albion J. Fitzgerald, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Novadigm, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ALBION J. FITZGERALD

Albion J. Fitzgerald
Chief Executive Officer

Date: November 14, 2002

I, Wallace D. Ruiz, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Novadigm, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WALLACE D. RUIZ

Wallace D. Ruiz
Chief Financial Officer

Date: November 14, 2002

EXHIBIT INDEX

Exhibit
Number	Description

Exhibit 99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.3	Management Retention Agreement dated November 8, 2002, between Novadigm, Inc. and Robert Anderson.