Form 10-Q
period 2002-12-31
NOVADIGM INC
filed 2003-02-18
CIK 888358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑

      On February 11, 2003 there were 19,302,010 shares of the Registrant’s Common Stock outstanding.

PART I.     FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

NOVADIGM, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	March 31,
	2002	2002

	(unaudited)
ASSETS
Cash and cash equivalents	$14,830	$25,775
Short-term marketable securities	10,408	—
Accounts receivable, net	10,990	18,669
Prepaid expenses and other current assets	1,019	1,144

Total current assets	37,247	45,588
Property and equipment, net	2,255	2,625
Intangible assets	2,392	5,412
Other assets	1,590	855

Total assets	$43,484	$54,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,600	$2,697
Accrued liabilities	4,724	3,828
Accrued payroll and other compensation	3,658	5,403
Deferred revenue	5,878	4,499

Total current liabilities	16,860	16,427
Long term liability	—	1,298
Stockholders’ equity:
Common stock: 30,000 shares authorized; 19,270 issued and outstanding as of December 31, 2002 and 20,667 issued as of March 31, 2002	19	20
Additional paid-in capital	86,167	92,487
Treasury stock at cost — zero and 722 as of December 31, 2002 and March 31, 2002, respectively	—	(5,880)
Stockholder notes receivable	(252)	(1,326)
Accumulated deficit	(59,650)	(47,513)
Accumulated other comprehensive income (loss)	340	(1,033)

Total stockholders’ equity	26,624	36,755

Total liabilities and stockholders’ equity	$43,484	$54,480

See accompanying Notes to Consolidated Financial Statements.

NOVADIGM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

REVENUES:
Licenses	$4,607	$8,632	$19,888	$26,793
Maintenance and services	6,653	6,615	18,944	18,649

Total revenues	11,260	15,247	38,832	45,442
OPERATING EXPENSES:
Cost of licenses — amortization of intangible asset	334	276	1,001	276
Cost of maintenance and services	3,392	2,983	10,294	8,861
Sales and marketing	6,533	6,856	19,979	20,220
Research and development	2,411	2,528	7,593	7,648
General and administrative	3,396	2,898	9,158	8,489
Amortization of intangible	—	2,018	2,018	6,054

Total operating expenses	16,066	17,559	50,043	51,548

Operating loss	(4,806)	(2,312)	(11,211)	(6,106)
Interest income, net	79	88	302	641
Other expense, net	34	142	467	127

Loss before provision for income taxes	(4,761)	(2,366)	(11,376)	(5,592)
Provision for income taxes	553	—	761	—

Net loss	$(5,314)	$(2,366)	$(12,137)	$(5,592)

Loss per share — basic and diluted	$(0.27)	$(0.12)	$(0.61)	$(0.28)

Weighted average common shares outstanding — basic and diluted	19,455	19,946	19,777	19,902

See accompanying Notes to Consolidated Financial Statements.

NOVADIGM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)
(unaudited)

	For the Nine Months
	Ended December 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(12,137)	$(5,592)
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation expense	1,147	965
Amortization expense	3,020	6,330
Increase in allowance for shareholder notes	558	—
Decrease in accounts receivable, net	7,679	1,799
Decrease in prepaid expenses and other current assets	125	63
Increase in intangible asset	—	(304)
Increase in other assets	(500)	(123)
Decrease in accounts payable and accrued liabilities	(946)	(729)
Increase (decrease) in deferred revenue	1,379	(1,014)

Net cash provided by operating activities	325	1,395

Cash flows from investing activities:
Acquisition of Intellectual Property	(586)	—
Purchases of property and equipment	(777)	(1,004)
Purchases of held-to-maturity securities	(29,242)	(39,969)
Proceeds from redemptions of held-to-maturity securities	18,834	40,375

Net cash used in investing activities	(11,771)	(598)

Cash flows from financing activities:
Net proceeds from the sale of common stock and exercise of options	698	1,171
Increase in stockholder notes receivable	—	(17)
Purchase of treasury stock	(1,570)	(2,926)

Net cash used in financing activities	(872)	(1,772)

Effect of exchange rate changes on cash	1,373	34

Net decrease in cash and cash equivalents	(10,945)	(941)
Cash and cash equivalents at the beginning of the period	25,775	20,592

Cash and cash equivalents at the end of the period	$14,830	$19,651

Non-cash investing activities:
Issuance of 70,878 and 26,626 shares of common stock in connection with the acquisition of software technology for the period ended December 2002 and 2001, respectively	$712	$237
Retirement of treasury stock — 1,602,498 shares	$7,450	$—
Purchase of treasury stock in exchange of shareholders loan — 141,441 shares	$280	$—

See accompanying Notes to Consolidated Financial Statements.

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

      The accompanying unaudited Consolidated Financial Statements of Novadigm, Inc. and Subsidiaries (collectively “Novadigm” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the consolidated financial statements included in its fiscal 2002 Annual Report on Form 10-K for its fiscal year ended March 31, 2002 filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company’s consolidated financial position as of December 31, 2002, results of operations for the three and nine month periods ended December 31, 2002 and 2001 and cash flows for the nine months ended December 31, 2002 and 2001. The results of operations for the three and nine months ended December 31, 2002 are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the current years presentation (see Note 7).

2.     Loss Per Share

      Basic EPS is calculated by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period adjusted to reflect potentially dilutive securities. Common equivalent shares were excluded from the calculations of the Company’s loss per share for the three and nine months period ended December 31, 2002 and 2001, because the effect of including such shares in the computation would be anti-dilutive. At December 31, 2002, the Company had outstanding stock options to purchase approximately 5.5 million shares of the Company’s common stock, which could potentially dilute basic EPS in the future.

      The following table reconciles net loss and share amounts used to calculate basic and diluted loss per share.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001
(in thousands, except per share data)
Numerator:
Net loss	$(5,314)	$(2,366)	$(12,137)	$(5,592)

Denominator:
Weighted average number of common shares outstanding — basic and diluted	19,455	19,946	19,777	19,902

Loss per share — basic and diluted	$(0.27)	$(0.12)	$(0.61)	$(0.28)

3.     Recently Issued Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141, Business Combinations, (“SFAS 141”) and Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) and in August 2001 the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. The Company adopted the provisions of SFAS 141 upon issuance. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires, commencing April 1, 2002, that goodwill and intangible assets with indefinite useful lives no longer

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be amortized. Instead, they will be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144.

      As of December 31, 2002, the Company has only one intangible asset relating to the cost of intellectual property acquired in October 2001 amounting to approximately $3.9 million. The future minimum amortization of this acquired intellectual property is estimated to be approximately $334 thousand per quarter and is expected to be fully amortized by December 2004.

      Total amortization of intangible assets for the three and nine months ended December 31, 2002, was approximately $334 thousand and $1,001 thousand, respectively, all of which has been classified as cost of license as the cost of acquired intellectual property that is embedded into the Company’s Radia product suite.

      In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, and it applies to all entities. The Company is required to adopt SFAS 143, effective for fiscal year 2004. The Company does not expect the adoption of SFAS 143 to have a material impact on its future consolidated operations or financial position, as it is now constituted.

      Effective April 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, or abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The adoption of SFAS No. 144 had no impact on the Company’s consolidated financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively to newly initiated disposal activities and, therefore, will depend on future actions initiated by management.

      In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary.

      SFAS 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. SFAS 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company is required to adopt SFAS 145, effective for fiscal year 2004. The Company does not expect the adoption of SFAS 145 to have a material impact on its future consolidated operations or financial position, as it is now constituted.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (including Certain Costs Incurred in a Restructuring). The Company is required to adopt SFAS 146, effective January 1, 2003. The Company does not expect the adoption of SFAS 146 to have a material impact on its future consolidated operations or financial position, as it is now constituted.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123 (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to adopt SFAS 148, for annual financial statements for the fiscal year ending 2003 and for interim financial statements effective April 1, 2003. The Company does not expect the adoption of SFAS 148 to have a material impact on its future consolidated operations or financial position, as it is now constituted.

4.     Derivative Financial Instruments

      Effective April 1, 2001, the Company adopted Statements of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities”. This Statement requires the recognition of all derivative instruments as either assets or liabilities in the consolidated balance sheet, and the periodic adjustment of those instruments to fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resultant designation.

      The Company has instituted a hedging program that it expects will reduce its exposure to exchange losses in the future. The program includes a company policy of denominating contracts in the currency of the subsidiary and the use of foreign exchange options and forward contracts to hedge exposed positions.

      During the second quarter of fiscal 2003, the Company’s European operations entered into a foreign currency option transaction to sell (put option) US dollars to GBP (call) amounting to $1,667,000, with a strike price of $1.5815. The option expiration date is April 11, 2003. The Company’s primary purpose for entering into this transaction is to cover an exchange gain or loss on a USD denominated receivable in the books of its subsidiary. The premium paid on the transaction is ratably charged to earnings over the life of the contract and the gain or loss on the transaction is recognized in earnings in the period in which the gain or loss arises.

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Contingencies

      The Company is engaged in certain legal and administrative proceedings.

      On July 6, 2001, Beck Systems, Inc. filed a complaint against Novadigm and two of its customers in the United States District Court for the Northern District of Illinois, alleging infringement of two patents held by Beck Systems. The customers have been dismissed from the lawsuit. Beck Systems alleges that Novadigm’s manufacture and marketing of its EDM and Radia products infringes on the Beck Systems patents. The Company believes that it has meritorious defenses and is defending this suit vigorously.

      The outcome of litigation is inherently uncertain, however, particularly in cases such as this where sophisticated factual issues must be assessed and complex technical issues must be decided. As a result, the Company cannot accurately predict the ultimate outcome of the Beck Systems litigation. In the event the Company is unsuccessful in defending this claim, it could be liable for economic and other damages and may be forced to incur ongoing licensing expenses or to change how it designs, manufactures and markets its products. While the Company is unable at this time to estimate the range of the potential liability that would result from an unsuccessful defense, the Company believes that the liability could have an adverse impact on its business, financial condition and results of operations in future periods. In addition, the Company expects to incur substantial legal fees to defend the Beck Systems litigation. While the Company has received insurance proceeds to cover part of its defense costs, the Company believes it is likely that insurance proceeds will not be sufficient to cover all of its defense costs or to cover its liability in the event that its defense is unsuccessful.

      See Note 6 for a discussion of a contingency for a related party.

6.     Certain Relationships and Related Transactions

      In July 2002, upon the authorization of the Audit Committee of the Company’s Board of Directors, Novadigm repurchased, at a 50% discount to the then current market value of the Company’s stock, 494,977 shares of the Company’s common stock owned by Albion J. Fitzgerald, the Company’s Chairman and Chief Executive Officer. The repurchase of 353,536 shares resulted in the payment of a $700,000 margin loan from a financial institution, and the repurchase of 141,441 shares resulted in the retirement of a personal loan from Novadigm to Mr. Fitzgerald in the amount of $280,054. As a result of these repayments, there are no loans outstanding from Novadigm to Mr. Fitzgerald.

      In July 1996, the Company loaned Robert B. Anderson, the Company’s Executive Vice President and Secretary, an aggregate amount of $226,450 for the purchase of shares of the Company’s common stock. The full recourse loan was originally due and payable on July 21, 2000, bore interest at a rate of 6.04% and was secured by shares of the Company’s common stock. In July 2001, the maturity date of the loan was extended until July 21, 2002 with interest at the rate of 6.04% per annum, and in April 2002, the Company extended the maturity date until October 21, 2002 with interest at the rate of 2.88% per annum. In January 1997, the Company loaned Mr. Anderson $38,000 to pay income taxes. That loan was extended until January 15, 2002, with interest at the rate of 5.90% per annum, and in April 2002, the loan was extended until October 21, 2002, with interest at the rate of 2.73% per annum. In October 2002, the Company notified Mr. Anderson that these loans were immediately due and payable. In November 2002, the Company entered into a management retention agreement with Mr. Anderson pursuant to which the Company would pay Mr. Anderson an aggregate of $450,000, with $250,000 payable immediately, $100,000 payable on January 1, 2003, and $100,000 payable on April 1, 2003, provided that Mr. Anderson has remained continuously employed with Novadigm through those dates. In addition, under the terms of the agreement, Mr. Anderson is required to repay all retention bonuses previously paid to him under the agreement if, prior to October 1, 2005, (i) he voluntarily terminates his employment with Novadigm or (ii) Novadigm terminates his employment for reasons relating to dishonesty or misconduct or, subject to certain conditions, a failure to substantially perform

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

his duties as an employee of Novadigm. The Company is currently amortizing the retention bonus payment over the retention period. The unamortized balance is classified under prepaid expenses and other current assets and other long-term assets in the Company’s accompanying financial statements. In November 2002, Mr. Anderson repaid all amounts owing to Novadigm, under loans extended to him by the Company, from the after-tax proceeds of the accrued performance bonuses and retention agreement payment.

      In April 2000, the Company loaned $830,068 to Wallace D. Ruiz, the Company’s Chief Financial Officer and Treasurer, to permit his exercise of an expiring option to purchase 130,000 shares of the Company’s common stock. The full recourse promissory note, dated April 17, 2000, bore interest at a rate of 6.46% per annum, was secured by shares of the Company’s common stock, and was originally due and payable on April 17, 2001. In April 2001, the Board of Directors agreed to extend the due date of the loan until April 17, 2002, at an interest rate of 4.63% per annum. During the Company’s fiscal year ended March 31, 2002, Mr. Ruiz made payments in the amount of $313,000 against the outstanding balance. In April 2002, the Board of Directors agreed to extend the maturity date of the remaining balance of the loan until October 21, 2002, at an interest rate of 2.88% per annum.

      In October 2001, the Company loaned $197,406 to Mr. Ruiz, to permit his exercise of an expiring option to purchase 35,000 shares of the Company’s common stock. The full recourse promissory note, dated October 1, 2001, bore interest at the rate of 3.58% per annum, was secured by shares of the Company’s common stock and was due and payable on October 1, 2002.

      At December 31, 2002, outstanding principal and accrued interest under the loans to Mr. Ruiz totaled $830,205, all of which became due and payable in October 2002. During the quarter ended December 31, 2002, all interest accrued under these loans was fully reserved. As of the date of the filing of this Quarterly Report on Form 10-Q, the outstanding balance remains unpaid. The Company has notified Mr. Ruiz that these notes are immediately due and payable. As of the due date of the loans, the value of the underlying collateral securing the loans was $252,000. Separately, Mr. Ruiz has retained counsel and asserted claims against Novadigm arising out of his allegation that Novadigm inappropriately prohibited Mr. Ruiz from selling the shares issued upon exercise of options. The Company is currently engaged in discussions with Mr. Ruiz and his attorneys concerning these matters. In addition, during the quarter ended September 30, 2002, the Company set aside a bad debt reserve of $568,485 relating to the unpaid loans from Mr. Ruiz. The reserve reflected the unpaid amounts owing under the loans less the value of the collateral securing the loans. In addition, during the quarter ended December 31, 2002, the Company charged to general and administrative expense and established a reserve in the amount of $500,000 for potential settlement of this claim. This reserve balance is classified under accrued liabilities in the Company’s accompanying financial statements.

7.     Reclassifications

      In January 2002, the EITF issued EITF Issue No. 01-14, Income Statement Characterization of Reimbursement Received For ‘Out-of-Pocket’ Expenses Incurred. EITF Issue No. 01-14 requires reimbursements received for out-of-pocket expenses incurred be characterized as revenue in the Statement of Operations. Upon application, comparative financial statements for prior periods should be reclassified to conform to the current classification. The Company adopted the provisions of EITF Issue No. 01-14 effective April 1, 2002, as required. Accordingly, the Company reclassified reimbursements for out-of-pocket expenses in the amount of $177 thousand and $331 thousand previously recorded in cost of maintenance and services in the accompanying consolidated financial statement of operations to maintenance and service revenue for the three and nine month periods ended December 31, 2001, respectively.

      A reclassification of $30 thousand and $21 thousand for the three and nine month periods ended December 31, 2001, respectively, for the allowance of doubtful accounts previously recorded in sales and marketing expense in the accompanying consolidated financial statement of operations, to general and administrative expense.

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The following presents a reconciliation of net loss to comprehensive loss for the three and nine-month periods ended December 31, 2002 and 2001:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001
(in thousands)
Net loss	$(5,314)	$(2,366)	$(12,137)	$(5,592)
Other comprehensive income (loss):
Foreign currency translation adjustments	73	(58)	1,373	34

Comprehensive loss	$(5,241)	$(2,424)	$(10,764)	$(5,558)

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Because we want to provide you with more meaningful and useful information, this Quarterly Report on Form 10-Q includes forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended) that reflect our current expectations about our future results, performance, prospects and opportunities. Where possible, we have attempted to identify these forward-looking statements by using words such as “may,” “will,” “expects,” “anticipates,” “believes,” “intends,” “estimates,” “could” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors, including without limitation those discussed under “Risk Factors” below, that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

      You should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Quarterly Report on Form 10-Q.

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

Critical Accounting Policies

      Our “critical accounting policies” are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

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

      We have identified the following as our critical accounting policies: revenue recognition, allowance for doubtful accounts, allowance for litigation and valuation allowance against deferred income tax assets.

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

      We allocate revenue on software transactions involving multiple elements to each element based on the relative fair values of the elements. Our software transactions frequently involve multiple elements, most commonly, bundled maintenance and services. Our determination of fair value of each element in multiple-element arrangements is based on vendor specific objective evidence (VSOE). We analyze all of the elements and determine whether we have sufficient VSOE to allocate revenue to maintenance, consulting and training components included in multiple-element arrangements. Accordingly, assuming all other revenue recognition criteria are met, revenue is recognized upon delivery using the residual method in accordance with SOP 98-9, where the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The revenue allocated to licenses generally is recognized upon delivery of the products. The revenue allocated to maintenance generally is recognized ratably over the term of the support, typically 12 months, and revenue allocated to consulting and training elements generally is recognized as the services are performed. If evidence of the fair value for all undelivered elements does not exist, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered.

      We enter into reseller arrangements that typically provide for sublicense fees payable to us based on a percentage of list price. Reseller arrangements may include non-refundable payments in the form of guaranteed sublicense fees. Guaranteed sublicense fees from resellers are recognized as revenue upon shipment of the master copy of all software to which the guaranteed sublicense fees relate if we believe the reseller is creditworthy and if the terms of the agreement are such that the payment obligation is not subject to price adjustment, is non-cancelable and non-refundable and is due within 90 days. These guaranteed sublicense fees are applied against sublicense fees reported by the reseller in relicensing our products to end-users. $250 thousand, $0 and $1.2 million in guaranteed sublicense fees were recognized in fiscal years 2002, 2001 and 2000, respectively. No guaranteed sublicense fees were recognized in the nine months of fiscal 2003. As of December 31, 2002, a substantial majority of all such guaranteed sublicense fees recognized by us have been placed with end users or forfeited by the reseller.

      Allowance for doubtful accounts. Our allowance for doubtful accounts is established for estimated losses resulting from the inability of our customers to pay. The allowance is regularly evaluated, by customer and in the aggregate, for adequacy taking into consideration past experience, credit quality, age of the receivable balances and current economic conditions. The use of different estimates or assumptions could produce different allowance balances.

      Allowance for litigation. We find ourselves engaged, from time to time, in litigation, including litigation to protect our proprietary intellectual property, or conversely to defend ourselves from alleged claims by third parties that we have infringed upon other’s intellectual property. We file patents to protect our intellectual property. We also maintain policies and procedures to protect our intellectual property as well as to avoid infringing upon others. We routinely purchase insurance to reduce our risk to such litigation. We regularly evaluate the status of pending litigation and its recoverability through insurance. An allowance is established for amounts that we estimate to be unrecoverable. We rely on opinions of our legal counsel and insurance advisors and make use of estimates and assumptions as to probable outcomes in establishing the allowances. See “Litigation” below.

      Valuation allowance against deferred income tax assets. We recognize deferred tax assets and liabilities based upon differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review the deferred tax assets for recoverability and establish a valuation allowance. We have provided a valuation allowance against our entire net deferred tax assets. This valuation allowance was recorded given the losses we have incurred through December 31, 2002 and the uncertainties regarding our future operating profitability and taxable income, all of which require significant judgment by our management.

Euro Currency

      On January 1, 1999, certain countries of the European Union established fixed conversion rates between their existing currencies and one common currency, the Euro. The Euro then began to trade on currency exchanges and to be used in business transactions. Beginning in January 2002, new Euro-denominated currencies were issued. The existing local currencies were withdrawn from circulation in July 2002. We derived approximately 45% of our total revenues outside the United States for fiscal 2002, a significant portion of which was in Europe. We derived approximately 52% of our total revenues for the three and nine-month periods ended December 31, 2002 outside the United States. We believe the Euro conversion will not have a material effect on our consolidated financial position or results of operations (see “Part I, Item 3. Qualitative and Quantitative Disclosures about Market Risk”).

Geographic Segment Information

      The Company divides its operations into two geographic areas: North and South America and the Pacific Rim (“AAA”), and Europe, the Middle East and Africa (“EMEA”). The Company licenses its products outside the United States through wholly owned subsidiaries and authorized distributors that act as resellers and service providers within a geographic segment. The Company ships from the United States directly to all end-users regardless of their location. Consulting and training services are generally supplied by the Company’s wholly owned subsidiaries and authorized distributors in the geographic segment. The chief operating decision-maker of the Company receives and reviews information relating to revenues primarily by geographic area. Revenue by and total assets by geographic area for the three and nine-month periods ended December 31, 2002 and 2001 are presented below.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001
(in thousands)
AAA	$5,387	$9,249	$18,498	$27,453
EMEA	5,873	5,998	20,334	17,989

Total	$11,260	$15,247	$38,832	$45,442

      The following table presents total asset information by geographic area at December 31, 2002 and December 31, 2001.

	December 31,	December 31,
	2002	2001
(in thousands)
AAA	$30,803	$44,977
EMEA	12,681	9,554

Total	$43,484	$54,531

      All period references in the discussion below and in the remainder of this Item 2 are to fiscal periods based on our fiscal year ending March 31.

Results of Operations

      For the periods indicated, the following table sets forth the percentage of total revenue represented by the respective line items in our consolidated statements of operations (unaudited):

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,

	2002	2001	2002	2001

Revenues:
Licenses	40.9%	56.6%	51.2%	59.0%
Maintenance and services	59.1	43.4	48.8	41.0

Total revenues	100.0	100.0	100.0	100.0
Operating Expenses:
Cost of licenses — amortization of intangible asset	3.0	1.8	2.6	0.6
Cost of maintenance and services	30.1	19.6	26.5	19.5
Sales and marketing	58.0	45.0	51.4	44.5
Research and development	21.4	16.6	19.6	16.8
General and administrative	30.2	19.0	23.6	18.7
Amortization of intangible	—	13.2	5.2	13.3

Total operating expenses	142.7	115.2	128.9	113.4

Operating loss	(42.7)	(15.2)	(28.9)	(13.4)
Interest income, net	0.7	0.6	0.8	1.4
Other expense, net	0.3	0.9	1.2	0.3

Loss before provision for income taxes	(42.3)	(15.5)	(29.3)	(12.3)
Provision for income taxes	4.9	0.0	2.0	—

Net loss	(47.2)%	(15.5)%	(31.3)%	(12.3)%

      Total revenues for our third fiscal quarter ended December 31, 2002 were $11.3 million compared to $15.2 million for the same quarter of the previous fiscal year, a decrease of approximately $3.9 million or 26%. The decrease in total revenues in the current year quarter compared to the same quarter last year is due to lower license revenue. Total revenues for the nine-month period ended December 31, 2002 were $38.8 million compared to $45.4 million for the same period of the previous year, a decrease of approximately $6.6 million or 15%. The decrease in total revenues in the current nine-month period compared to the same nine-month period last year is due to lower license revenue. One customer, Electronic Data Systems Corp. (EDS), accounted for approximately 10% of our total revenues for the quarter ended December 31, 2002, and approximately 14% of our total revenues for the nine-month period ended December 31, 2002. We expect EDS to be an important contributor to revenues in the next several quarters.

      License revenues were $4.6 million in the quarter ended December 31, 2002 compared to $8.6 million in the same quarter last year, a 47% decrease. The decrease in license revenue for the quarter ended December 31, 2002 was primarily attributable to closing fewer contracts. Average selling prices of contracts (“ASPs”) remained virtually unchanged from the same quarter of the prior year. License revenues in the nine-month period ended December 31, 2002 were $19.9 million compared to $26.8 million for the same period last year, a decrease of 26%. The decrease in license revenues in the nine-month period ended December 31, 2002 was primarily attributable to fewer license contracts closed and to generally lower ASPs in the current nine-month period compared to the same period of last year. We believe the general slowdown in corporate IT spending caused a number of contracts that we expected to be closed in the quarter ending December 31, 2002 to be delayed. Our experience has shown that not all delayed contracts are closed in the subsequent quarter. Our license revenue in any quarter is often dependent on our ability to complete one or more large transactions with a limited number of customers.

      Maintenance and service revenues were $6.7 million in the quarter ended December 31, 2002 compared to $6.6 million in the comparable quarter of last year, an increase of 1%. Maintenance revenues in the current quarter were 21% higher over the same quarter of last year due primarily to the 24% license revenue growth of fiscal 2002. Service revenues in the current quarter were 19% lower from the same quarter last year due to the lower billings associated with the Navy Marine Corp Intranet project with Electronic Data Systems Corp., partially offset by increased billings in Europe. Maintenance and service revenues in the nine-month period ended December 31, 2002 were $18.9 million compared to $18.6 million in the comparable period last year, an increase of 2%. The increase was due entirely to higher maintenance revenues partially offset by lower service revenues. In compliance with the Emerging Issues Task Force Topic No. 01-14, reimbursements for “out-of-pocket” expenses incurred by our professional services staff are reported as maintenance and services revenue. Previously we treated “out-of-pocket” expenses as an offset to cost of maintenance and services. Accordingly, $177 thousand and $331 thousand were reclassed for the quarter and nine-month period ended December 31, 2001, respectively. The growth of maintenance revenues is directly associated with our licensing. The sale of new licenses is essential to grow maintenance revenues.

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

      Cost of maintenance and services includes the direct costs of customer support and update rights, and the direct and indirect costs of providing training, maintenance and technical support and consulting services to our customers. Cost of maintenance and services consist primarily of payroll, related benefits, and travel for field engineers and support personnel, other related overhead and third-party consulting fees. Cost of maintenance and services was $3.4 million in the quarter ended December 31, 2002 compared to $3.0 million in the quarter ended December 31, 2001. Cost of maintenance and services in the nine-month period ended December 31, 2002 was $10.3 million compared to $8.9 million in the same period last year. The higher cost of maintenance and services in the quarter and nine-month period ended December 31, 2002, as compared to the same periods of the prior year, was primarily due to higher compensation expense as a result of additional headcount in the customer telephone support organization to provide for the growing customer base. In addition, the higher expense is due to higher travel expense in the professional services organization due primarily to the higher billings in Europe. We expect the cost of maintenance and services to increase in future quarters to support the growing demand by customers for our maintenance, consulting and training services. As discussed in “maintenance and service revenues” above, we reported “out-of-pocket” expenses billed to customers as revenue and not as an offset to cost of maintenance and services. The quarter and nine-month periods ended December 31, 2001 were adjusted to reflect this accounting treatment.

      Sales and marketing expenses consist primarily of salaries, related benefits, commissions, travel, consultant fees, and other costs associated with our sales and marketing efforts. Sales and marketing expenses in the quarter ended December 31, 2002 were $6.5 million compared to $6.9 million in the same period of last year. The 5% decrease in sales and marketing expenses in the current year quarter as compared to the same period last year was primarily due to lower compensation costs resulting from lower reported revenues in the quarter. Sales and marketing expenses in the nine-month period ended December 31, 2002 were $20.0 million compared to $20.2 million in the same period last year. The 1% decrease in the sales and marketing expenses in the current nine-month period as compared to the same period of last year was primarily due to lower compensation costs, commissions and bonuses, resulting from lower reported revenues in the quarter. We expect sales and marketing expenses to increase in future periods to achieve our growth plans.

      Research and development expenses consist primarily of salaries, related benefits, consultant fees and other costs associated with our research and development efforts. Research and development expenses were $2.4 million in the quarter ended December 31, 2002 compared to $2.5 million in the same period of last year, a 5% decrease. Research and development expenses in the nine-month period ended December 31, 2002 was $7.6 million, essentially unchanged from the same period of last year. We have been able to contain our research and development costs while continuing to support current products and develop new products such as the recently announced Radia OS Manager. Although we anticipate that we will continue to invest resources to further enhance and develop our products, we do not anticipate significant growth in research and development expense in the next several quarters.

      General and administrative expenses consist primarily of salaries, related benefits, travel and fees for professional services such as legal, consulting and accounting. General and administrative expenses were $3.4 million in the quarter ended December 31, 2002 compared to $2.9 million in the same period of last year, a 17% increase. The increase in general and administrative expenses in the current year quarter is primarily due to an accrual for legal fees associated with the defense of a pending patent infringement suit (see “Litigation” below and “Part II, Item 1. Legal Proceedings”) and to providing for an accrual of a loss reserve for a claim made by an executive officer (See Note 6 to the Consolidated Financial Statements). The affect of these accruals on the quarter is approximately $1.1 million. General and administrative expenses in the nine-month period ended December 31, 2002 were $9.2 million compared to $8.5 million in the same period of last year. General and administrative expenses may increase in future quarters depending upon the outcome of pending litigation and the availability of insurance coverage, and the resolution of the notes in default due from executive officers (see “Related Party Transactions” below).

      Interest income, net is comprised primarily of interest income earned on our cash, cash equivalents and marketable securities reduced by interest expense. Net interest income was $79,000 and $302,000 in the quarter and nine-month period ended December 31, 2002, respectively, compared to $88,000 and $641,000 in the same periods of last year, respectively. Interest income decreased for the quarter and nine-month periods ended December 31, 2002 due primarily to lower effective interest rates on generally lower average balances of cash, cash equivalents and marketable securities.

      Other expense, net consists primarily of the cost of foreign exchange gains and losses and miscellaneous corporate expenses. Net other expense was $34,000 and $467,000 for the quarter and nine-month period ended December 31, 2002, respectively, compared to $142,000 and $127,000 for the same periods last year, respectively. We have instituted a hedging program that we believe reduces our exposure to exchange losses in the future. The program includes a company policy of denominating contracts in the currency of the subsidiary and the use of foreign exchange options and forward contracts to hedge exposed positions.

      Provision for income taxes for the quarter ended December 31, 2002 was $553,000 compared to $0 in the same quarter of last year. The tax provision for the nine months ended December 31, 2002 was $761,000 compared to $0 in the same nine-month period of last year. The Company determined that the tax on the profit earned on a transaction in a foreign subsidiary may require an additional provision. The Company estimated the potential tax and accordingly, adjusted the contingency reserve to increase it by $550,000. The Company believes that the established reserve will adequately cover all material taxes which may ultimately be assessed by the foreign taxing jurisdiction related to this matter.

Liquidity and Capital Resources

      As of December 31, 2002, we had net working capital of $21.1 million including $25.2 million of cash, cash equivalents and short-term marketable securities. This compares to net working capital of $29.2 million, including $25.8 million of cash, cash equivalents and short-term marketable securities, at March 31, 2002. The $8.1 million decline in working capital reflects a lower accounts receivable balance at December 31, 2002.

      Cash provided by operating activities for the nine-month period ended December 31, 2002 was $325 thousand compared to cash provided by operating activities of $1.4 million for the same nine-month period last year. The decrease in cash provided by operations for the nine-month period ended December 31, 2002 was primarily due to the greater reported net loss, ($6.5 million greater) a decrease in accounts payable and accrued liabilities of $946 thousand and a decrease in the amortization expense ($3.3 million less), partially offset by a decrease in accounts receivable of $7.7 million and an increase of $1.4 million in deferred revenues.

      In March 2002, we entered into an unsecured revolving line of credit agreement with a bank providing for borrowings of up to $1.0 million. The line of credit has a term of one year and is renewable on an annual basis. At December 31, 2002, no amounts were due and outstanding under this revolving line of credit. As per the agreement if any credit remains outstanding, we are required to maintain minimum combined of cash and cash equivalents plus marketable securities of not less than $16 million.

      Property and equipment expenditures were $777 thousand for the nine-month period ended December 31, 2002, compared to $1.0 million for the same period of last year. The relatively lower expenditure in the current year period was due to higher capital spending in the last year period due to the increase in our headcount as well as the expansion of our headquarters in Mahwah, NJ. We had no material commitments to purchase property and equipment at December 31, 2002. We expect to purchase property and equipment in the next several quarters at a rate consistent with the prior fiscal year.

      During the quarter ended December 31, 2002, the Company expended approximately $318 thousand to repurchase approximately 140,000 shares of its common stock. During the nine-month period ended December 31, 2002, the Company expended approximately $1.6 million to repurchase approximately 907,000 shares of its common stock. Of these shares, approximately 495,000 shares were repurchased in a private transaction with our Chief Executive Officer, as described below (under Related Party Transactions), and the balance of 272,000 shares we repurchased in the open market.

      The note payable associated cash payments in connection with the intellectual property acquired in October 2001, amounted to $782,000 as of December 31, 2002. As part of the intellectual property acquired in October 2001, the Company will issue 23,626 shares and make a cash payment of $195 thousand quarterly through December 31, 2003.

Lease Obligations

      We lease facilities and vehicles under non-cancelable operating leases. Future minimum lease payments under existing operating leases are as follows (in thousands):

Year Ending March 31,

2003	$631
2004	2,171
2005	1,984
2006	1,750
2007	701
Thereafter	—

$7,237

      The lease obligation disclosure above for fiscal 2003 represents the three-month period from January 1, 2003 through March 31, 2003. Rent expense for the years ended March 31, 2002, 2001 and 2000, was $2.2 million, $1.5 million and $1.1 million, respectively, and for the nine months ended December 31, 2002 amounted to approximately $1.8 million.

      We believe that our existing cash, cash equivalents and marketable securities will be adequate to finance our operations for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent we experience growth in the future, we anticipate that our operating and investing activities may use cash. To the extent we have uninsured litigation and related costs, we will use available cash resources. We may decide to raise additional funds, through public or private debt or equity financing, to fund future growth or continuing operations, take advantage of expansion or acquisition opportunities, develop new products or compete effectively in the marketplace. However, additional funds may not be available to us on commercially reasonable terms, or at all, when we require them, and any additional capital raised through the sale of equity or equity-linked securities could result in dilution to our existing stockholder.

Litigation

      Management expects to incur substantial fees defending the Beck Systems lawsuit described in Note 5 to the Consolidated Financial Statements. The insurance company has paid the defense costs for the period after

April 1, 2002, and now asserts that we have exhausted the coverage. In the event the Company needs to take additional charges or set aside additional reserves for defense costs due to the ongoing uncertainty of additional insurance coverage, any such action could have an adverse impact on our business, financial condition and results of operations in future periods. Furthermore, we cannot accurately predict the ultimate outcome of the Beck Systems litigation. In the event that we are unsuccessful in defending this claim, we could be liable for economic and other damages and may be forced to incur ongoing licensing expenses or to change how it designs, manufactures and markets its products. While we are unable at this time to estimate the range of the potential liability that would result from an unsuccessful defense, we believe that the liability could have an adverse impact on our business, financial condition and results of operations in future periods.

      See Related Party Transactions below for discussion of an additional contingency.

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

      In July 1996, we loaned Robert B. Anderson, our Executive Vice President and Secretary, an aggregate amount of $226,450 for the purchase of shares of our common stock. The full recourse loan was originally due and payable on July 21, 2000, bore interest at a rate of 6.04% and was secured by shares of the Company’s common stock. In July 2001, the maturity date of the loan was extended until July 21, 2002 with interest at the rate of 6.04% per annum, and in April 2002, we extended the maturity date until October 21, 2002 with interest at the rate of 2.88% per annum. In January 1997, we loaned Mr. Anderson $38,000 to pay income taxes. That loan was extended until January 15, 2002, with interest at the rate of 5.90% per annum, and in April 2002, the loan was extended until October 21, 2002, with interest at the rate of 2.73% per annum. In October 2002, we notified Mr. Anderson that these loans were immediately due and payable. In November 2002, we entered into a management retention agreement with Mr. Anderson, pursuant to which we would pay Mr. Anderson an aggregate of $450,000, with $250,000 payable immediately, $100,000 payable on January 1, 2003, and $100,000 payable on April 1, 2003, provided that Mr. Anderson has remained continuously employed with Novadigm through those dates. In addition, under the terms of the agreement, Mr. Anderson is required to repay all retention bonuses previously paid to him under the agreement if, prior to October 1, 2005, (i) he voluntarily terminates his employment with Novadigm or (ii) Novadigm terminates his employment for reasons relating to dishonesty or misconduct or, subject to certain conditions, a failure to substantially perform his duties as an employee of Novadigm. We are currently amortizing the retention bonus payment over the retention period. The unamortized balance is classified under prepaid expenses and other current assets and other long-term assets in our accompanying financial statements. In November 2002, Mr. Anderson repaid all amounts he owed to us, under loans we extended to him, from the after-tax proceeds of the accrued performance bonuses and retention agreement payment.

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

      At December 31, 2002, outstanding principal and accrued interest under the loans to Mr. Ruiz totaled $830,205, all of which became due and payable in October 2002. During the quarter ended December 31, 2002, all interest accrued under these loans was fully reserved. As of the date of the filing of this Quarterly Report on Form 10-Q, the outstanding balance remains unpaid. We have notified Mr. Ruiz that these notes are immediately due and payable. As of the due date of the loans, the value of the underlying collateral securing the loans was $252,000. Separately, Mr. Ruiz has retained counsel and asserted claims against Novadigm arising out of his allegation that Novadigm inappropriately prohibited Mr. Ruiz from selling the shares issued upon exercise of options. We are currently engaged in discussions with Mr. Ruiz and his attorneys concerning these matters. In addition, during the quarter ended September 30, 2002, we set aside a bad debt reserve of $568,485 relating to the unpaid loans from Mr. Ruiz. The reserve reflected the unpaid amounts owing under the loans less the value of the collateral securing the loans. In addition, during the quarter ended December 31, 2002, we charged to general and administrative expense and established a reserve in the amount of $500,000 for potential settlement of this claim. This reserve balance is classified under accrued liabilities in our accompanying financial statements.

Risk Factors

      You should carefully consider the risks and uncertainties described below because they could materially and adversely affect our business, financial condition, operating results and prospects.

      We have a history of operating losses and we may not be able to achieve or sustain profitability in the future. We have reported an operating loss for every quarter since our incorporation in February 1992 except for the four consecutive quarters in each of fiscal 1996 and fiscal 2000, the last three quarters of 1999 and the second quarter of fiscal 2003. In the third quarter of fiscal 2003, license revenues declined significantly due to the general slowdown in corporate IT spending. Should the general slowdown of corporate IT spending persist, we may not be able to achieve or sustain profitability on a quarterly or annual basis in the future.

      Our business may be adversely affected by economic, market and political conditions. Our revenue growth and profitability depend on the overall demand for computer software and services, particularly in the sectors in which we offer products. Because our sales are primarily to corporate and government customers, our business depends on general economic, market and political conditions. The general weakening of the global economy and of business conditions have resulted in delays, decreases and cancellations of customer purchases. If economic and market conditions do not improve, our business will continue to be adversely affected.

      Our quarterly results are subject to significant fluctuations due to many factors, and our operating results vary due to seasonality. Our quarterly operating results have fluctuated in the past and are expected to fluctuate significantly in the future, due to a number of factors, including, among others, the size and timing of customer orders, the timing and market acceptance of our new products, the level and pricing of international sales, foreign currency exchange rates, changes in the level of operating expenses, resolution of pending claims and litigation, technological advances and competitive conditions in the industry. Revenues received from our individual customers vary significantly based on the size of the product installation. Customer orders for our products have ranged from several thousands of dollars to over $10 million. As a result, our quarterly operating results are likely to be significantly affected by the number and size of customer orders we are able to obtain in any particular quarter. In addition, the sales cycle for our products is lengthy and unpredictable, and may range from a few months to over a year, depending upon the interest of the prospective customer in our products, the size of the order (which may involve a significant commitment of capital by the customer), the decision-making and acceptance procedures within the customer’s organization, the complexity of implementation and other factors.

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

      The loss of a major customer could adversely affect our operating results. During the quarter ended December 31, 2002, one customer, Electronic Data Systems Corp., accounted for 10% of our total revenues. In the nine-month period ended December 31, 2002, one customer, Electronic Data Systems Corp., accounted for approximately 14% of our total revenues. Therefore, if an order from a large customer does not occur or is deferred, our revenue in that quarter could be substantially reduced, and we may be unable to proportionately reduce our operating expenses during a quarter in which this occurs.

      Our business may suffer if we are not able to keep pace with rapid technological change and successfully introduce new products. The market for software and configuration management is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. Our future success will depend in large part on our ability to enhance our current products and to develop and introduce new products that keep pace with technological developments, achieve market acceptance and respond to customer requirements that are constantly evolving. Responding to rapid technological change and the need to develop and introduce new products to meet customers’ expanding needs will require us to make substantial investments in research and product development. If we fail to anticipate or respond adequately to technological developments and customer requirements, and in particular advances in client/server enterprise hardware platforms, internet applications and platforms, operating systems and systems management applications, or experience any significant delays in product development or introduction, we could lose competitiveness. Any product enhancements or new products we develop may not gain market acceptance.

      Our failure to develop on a timely basis new products or product enhancements could cause customers to delay or refrain from purchasing our existing products.

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

Desktop Management Suite Vendors. These competitors include vendors such as Microsoft, which offers software distribution tools as part of their desktop administration packages.

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

      Our business could be materially affected by risks related to our international operations. Approximately 52% of our revenues in the quarter and nine months ended December 31, 2002 were derived from our international operations. International revenues are a significant percentage of our total revenues. Our operations and financial results could be significantly affected by factors associated with international operations, such as changes in foreign currency exchange rates, uncertainties relative to regional economic circumstances, longer payment cycles, greater difficulty in accounts receivable collection, changes in regulatory requirements and product localization requirements, as well as by other factors associated with international activities. A majority of our international revenues and costs have been denominated in foreign currencies. We believe that an increasing portion of our international revenues and costs will be denominated in foreign currencies in the future. We have instituted a hedging program that we expect will reduce our exposure to exchange losses in the future. The program includes a company policy of denominating license contracts in the currency of the subsidiary and the use of foreign exchange options and forward contracts to hedge exposed positions.

      Problems with our software could materially affect our business. Software products as complex as those offered by us may contain undetected errors or failures that, despite our significant testing, are discovered only after a product has been installed and used by customers. Such errors could cause delays in product introductions and shipments, require design modifications, result in loss of or delay in market acceptance of our products, or loss of existing customers.

      We could be subject to product liability claims that would adversely affect our business. The sale and support of our products entails the risk of claims, and we may be subject to such claims in the future. The limitation of liability provisions contained in our license agreements may not be effective under the laws of certain jurisdictions.

      Because we depend on proprietary technology, there are risks of infringement that could materially and adversely affect our results. Our success is heavily dependent upon proprietary technology. We rely primarily on a combination of patents, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which provide only limited protection. It may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. In particular, we may provide our respective licensees with access to our proprietary information underlying our licensed applications. The means we use to protect our proprietary rights may not be adequate or our competitors may independently develop similar or superior technology. Policing unauthorized use of software is difficult and software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of our resources.

      Third parties have claimed, and may in the future claim, infringement with respect to our current or future products. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in their industry segment grows and the functionality of products in different industry segments overlap. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms or at all, which could have a material adverse effect on our business, results of operations and financial condition. See “Litigation” above for a discussion of potential adverse consequences of an ongoing legal proceeding in which it is alleged that our products infringe on patents by another entity.

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

      The market price and trading volume of our common stock have been volatile and may continue to fluctuate significantly. The market price for our common stock has been highly volatile. The trading price and trading volume of our common stock has been, and could in the future be, subject to wide fluctuations in response to quarterly variations in our operating and financial results, announcements of technological innovations or new products by us or our competitors, changes in prices to our or our competitors’ products and services, changes in product mix, changes in our revenue and revenue growth rates for us as a whole or for individual geographic areas, products or product categories, as well as other events or factors. Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the market in which we do business or relating to us specifically, or our failure to meet or exceed our forecasts or analysts’ or “street” expectations, have resulted, and could in the future result in, an immediate and adverse effect on the market price of our common stock. In addition, the NASDAQ National Market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for the securities of many high technology companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Any such litigation brought against us could result in substantial costs and divert management’s attention and resources.

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

      The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we do have operations based outside the U.S. where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. This exposure is primarily related to local currency denominated revenue and operating expenses in Australia, Canada, United Kingdom, and the Euro-denominated countries. We believe that a natural hedge exists in some local currencies, as local currency denominated revenue will substantially offset the local currency denominated operating expenses. Although we currently derive no material revenues from highly inflationary economies, we are expanding our presence in international markets outside Europe, including the Pacific Rim and Latin America, the currencies of which have tended to fluctuate more relative to the U.S. dollar. For the quarter ended December 31, 2002, the impact of fluctuations in these currencies resulted in net transaction gains of approximately $25 thousand. We have instituted a hedging program that we believe reduces our exposure to exchange fluctuations. The program includes a company policy of denominating license contracts in the currency of the subsidiary and the use of foreign exchange options and forward contracts to hedge exposed positions. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis. As of December 31, 2002, we had one hedging contract outstanding. The contract was purchased by our European subsidiary to hedge a large receivable denominated in a currency other than its functional currency. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. Future fluctuations in the value of foreign currencies may have a material adverse effect on our business, operating results, revenues or financial condition.

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

      At December 31, 2002, our cash and cash equivalents consisted primarily of demand deposits and money market funds held by large institutions in the U.S., and our short-term marketable securities represented investments in corporate debt with an initial maturity period of less than 90 days.

Item 4.	Controls and Procedures

Evaluation of Controls and Procedures

      Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

Changes in Controls and Procedures

      There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings

      On July 6, 2001, Beck Systems, Inc. filed a complaint against Novadigm, Inc. and two of its customers in the United States District Court for the Northern District of Illinois, alleging infringement of two patents held by Beck Systems. The customers have been dismissed from the lawsuit. Beck Systems alleges that Novadigm’s manufacture and marketing of its EDM and Radia products infringes on the Beck Systems patents. We believe that we have meritorious defenses and is defending this suit vigorously.

      The outcome of litigation is inherently uncertain, however, particularly in cases such as this where sophisticated factual issues must be assessed and complex technical issues must be decided. As a result, we cannot accurately predict the ultimate outcome of the Beck Systems litigation. In the event we are unsuccessful in defending this claim, we could be liable for economic and other damages and we may be forced to incur ongoing licensing expenses or to change how we design, manufacture and market our products. While we are unable at this time to estimate the range of the potential liability that would result from an unsuccessful defense, we believe that the liability could have an adverse impact on our business, financial condition and results of operations in future periods. In addition, we expect to incur substantial fees to defend the Beck Systems litigation. While we have received insurance proceeds to cover part of our defense costs, we believe it is likely that insurance proceeds will not be sufficient to cover all of our defense costs or to cover our liability in the event that our defense is unsuccessful.

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

      (b) Reports on Form 8-K

      None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVADIGM, INC.

By:	/s/ WALLACE D. RUIZ

Wallace D. Ruiz
Vice President & Chief Financial Officer
(principal financial and chief accounting officer)

Dated: February 18, 2003

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

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

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ALBION J. FITZGERALD

Albion J. Fitzgerald
Chief Executive Officer

Date: February 18, 2003

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

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WALLACE D. RUIZ

Wallace D. Ruiz
Chief Financial Officer

Date: February 18, 2003

EXHIBIT INDEX

Exhibit 99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.