Form 10-K
period 2003-03-31
NOVADIGM INC
filed 2003-06-30
CIK 888358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

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

Common Stock, $.001 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes          ☐ No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     ☐ Yes          ☑ No

      The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of September 30, 2002 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the Common Stock on that date, as reported on the NASDAQ National Market, was approximately $28,302,076. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliates status is not necessarily a conclusive determination for other purposes.

      On June 23, 2003, there were 19,157,456 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Information required in response to Part III of Form 10-K (Items 10, 11 and 13) is hereby incorporated by reference to the specified portions of the registrant’s definitive Proxy Statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, for the Annual Meeting of Stockholders to be held September 17, 2003.

      Among the marks owned by Novadigm, Inc., “Novadigm,” “Novadigm Enterprise Desktop Manager” and “Radia” are registered trademarks, and “Enterprise Desktop Manager,” “EDM: Manager,” “EDM: Administrator,” “EDM: Server,” “EDM: Client” and “e-wrap” are trademarks. This filing also includes trademarks of companies other than Novadigm, Inc.

Cautionary Note Regarding Forward-Looking Statements

      Because we want to provide you with meaningful and useful information, this Annual Report on Form 10-K includes forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended) that reflect our current expectations about our future results, performance, prospects and opportunities. Where possible, we have attempted to identify these forward-looking statements by using words such as “may,” “will,” “expects,” “anticipates,” “believes,” “intends,” “estimates,” “could” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. See Item 1. “Business — Risk Factors” for a description of these and other risks, uncertainties and factors.

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

      The following discussion contains forward-looking statements that are subject to risks, uncertainties and other factors, including those discussed under “Risk Factors” that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”

      All references in this Annual Report on Form 10-K to “we,” “us,” “our,” “Novadigm®” and the “Company” refer to Novadigm, Inc. and its subsidiaries.

Overview

      We develop, market and support software solutions that automate configuration and change management of digital assets, such as operating systems, applications, content and configuration settings, for enterprise information technology (“IT”) organizations, service providers, outsourcers and software content providers. By automating the management of digital assets, our customers can provide their employees, partners, and customers with software-enabled services quickly and reliably at reduced costs.

      Our Radia family of software products and related services provide comprehensive solutions that automate configuration and change management for software and other digital assets throughout their operating lifecycles on a wide range of enterprise computing devices, including servers, desktops, laptops, handhelds and specialty computing devices such as automated-teller machines (ATMs), point of sale terminals and Internet kiosks. Our suite of integrated products, built with our proprietary technology, work seamlessly together as an end-to-end solution that can efficiently, reliably and scalably manage the full range of today’s software and content, personalized for one individual or millions of users.

      Our customers include leading public and commercial Global 1000 enterprises, outsourcers and service providers around the world.

Background

      We target large and medium-size enterprises, government and public sector organizations and service providers with numerous user communities, such as corporate employees and remote/mobile users, as well as customers, partners, suppliers and consumers beyond the corporate firewall. These enterprises face the challenge of reducing costs and maintaining high availability and reliability of software-enabled business services to thousands or hundreds-of-thousands of computing devices, across increasingly complex computing environments. The software configuration and change management solutions that we offer them span a number of IT management categories, including software distribution, software management, device management, desktop, mobile and server management, asset management, patch management, configuration and change management, and infrastructure management.

      Demand for our solutions is fueled by near-term information technology management needs and major trends:

Enterprise IT priorities. Business expectations and demands on IT services continue to escalate while resources continue to be constrained. Enterprise IT executives face a multi-faceted challenge to constrain or reduce budgets, while at the same time improve service delivery, enhance systems security and increase development to keep pace with the business. As a result, IT organizations are streamlining IT processes and implementing automated tools to increase operational efficiency.

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

Enterprise IT evolution. The ongoing evolution and adoption of information technologies within the enterprise such as new operating system versions, servers (such as blade servers), directory technologies, business applications and intranets, present significant management challenges. For example, migrations to the Windows XP platform include a complete and continuous rollout of operating system and service packs, systems management and application packaging tools, and directory server software, as well as new applications and upgrades from software providers.

Customers

      Our principal customers include enterprises and organizations with widely deployed and large-scale heterogeneous networks. As of March 31, 2003, our products had been licensed directly by us or through distributors to more than 500 customers worldwide.

      Our customers include leading public and commercial Global 1000 enterprises, enterprise outsourcers and service providers around the world in a wide variety of industry sectors, such as American Honda Motor Co., Inc. in automotive; KeyBank National Association in banking; PPG Industries, Inc. in chemicals; Pitney Bowes Inc. in computer hardware; National Semiconductor Corporation in electronics; Schlumberger Oilfield Services in energy; Fluor Corporation in engineering-construction; Cargill, Incorporated in food-agricultural services; the U.S. Postal Service in government; Kindred Healthcare, Inc. in healthcare; The Prudential Insurance Company of America in insurance; National Basketball Association in leisure; Owens-Illinois, Inc. in manufacturing; Reuters Limited in media; EDS in outsourcing services; Schering-Plough Corporation in pharmaceutical; Cap Gemini Ernst & Young in professional services; The Gap, Inc, in retail; British Telecommunications plc. in telecommunications; J.B. Hunt Transportation Services, Inc. in transportation; and KeySpan Corporation in utilities.

Strategy

      Our objective is to be the leading provider of solutions for automating the management of software and other digital assets for medium and large enterprises. Key components of our strategy to achieve this objective include:

Expanding Our Technology Leadership. We are acknowledged by industry analysts for technology vision and leadership, and believe that our unique adaptive management technology, together with our comprehensive product set and broad platform coverage, distinguish our solutions from those of other vendors. We intend to continue to develop new products and enhancements to existing products that are responsive to the growing configuration and change management needs of the marketplace, thereby expanding our market opportunities.

Increasing Our Productivity and Reach of Our Channels. We intend to continue our focus on increasing productivity and coverage of our direct sales channels, leveraging and expanding our relationships with outsourcers, service providers and technology partners, and developing additional sales and marketing channels serving the mid-sized and large enterprise marketplace.

Expanding Our Customer Relationships. Our current customer base is comprised of public and private sector customers around the world. We believe that the strength of our value proposition and ability to meet the needs of our customer base, together with the broad range of capabilities in our comprehensive solutions, increasingly position us to be a strategic provider to our customers as they evolve and extend their enterprise IT infrastructures. We intend to expand our relationships and licenses with existing customers by maintaining our track record of successful implementations and high levels of customer satisfaction, and by providing additional solutions that meet their needs.

Novadigm Solutions

      Our Radia products may be used individually or in standard combinations to provide comprehensive lifecycle solutions that automate a wide variety of ongoing IT management activities, such as:

•	Server Management

•	Desktop Management

•	Mobile Management

•	Specialty Device Management (ATMs, point-of-sale terminals, Internet kiosks)

•	Operating System Management

•	Patch Management

•	Application and Content Management

•	Inventory and Usage Management

      These solutions also facilitate a variety of major IT projects such as desktop standardization, server consolidation, software license management, asset management, application deployment, PC replacement and OS migration, server provisioning/re-purposing, and software infrastructure security.

      In addition, our products may be combined into custom solutions to support services that are distinctive to our customers’ businesses such as Internet subscriptions, self-service IT management, and just-in-time Web application delivery.

      We believe that our solutions distinguish themselves in the marketplace because of their depth and breadth, high automation, reliability and scalability, ease of deployment and use, and their expandability and flexibility. For example, a desktop management solution can be easily expanded to a larger, integrated solution for managing laptops, servers, and PDAs, or to incorporate management of specialty enterprise computing devices such as ATMs, point-of-sale terminals or Internet kiosks. In addition, specialized Radia solutions can be quickly implemented to enable IT organizations and service providers to deliver a variety of innovative services offered to customers across the Internet. In this way, our customers can implement our individual solutions that each provide immediate value and serve their current needs, while progressively building a comprehensive solution that meets future software change and configuration management needs.

      Overall business benefits of our solutions include:

Reduced IT costs. Our solutions significantly reduce information technology (IT) operating costs and lower total cost of ownership (TCO) by streamlining IT management processes from end-to-end and eliminating manual installation and administration.

Business continuity assurance. Our solutions improve the continuity of software-enabled services by ensuring that the underlying software is up-to-date and protected against vulnerabilities.

IT alignment to the business. Our solutions accelerate deployment and provide continuous adaptive management of software, to ensure that IT can quickly, reliably and cost-effectively provide the software-enabled services that support existing business processes and the innovative services required to meet new initiatives.

      With our automated, adaptive management solutions, IT organizations and service providers can respond to business demands and provide software services quickly, reliably and cost-effectively to large audiences of employees and customers, across rapidly changing and increasingly complex enterprise, wireless and Internet environments.

Products

      We offer six policy-based adaptive management application products with support for major enterprise platforms, each with versions available for a variety of platforms including Microsoft Windows, UNIX, Linux and Macintosh that can be used individually or combined into integrated solutions. Together with the management application products, we offer management extensions products that provide additional functionality. All of our products share a common technology foundation.

      Management Application Products:

Function	Product	Capability

Asset Management	Radia Inventory Manager	Detects, discovers and collects information about IT assets
	Radia Usage Manager	Tracks application and software usage information
OS Migration and Management	Radia OS Manager	Provisions and manages operating systems
Application and Content Management	Radia Application Manager	Deploys, updates, repairs and retires applications and content
	Radia Software Manager	Provides user self-service management of application, content and other software services
Infrastructure Security	Radia Patch Manager	Acquires, assesses, analyzes impact, deploys and assures compliance of patches, service packs and hot fixes

      Our management extensions products provide additional capabilities including Web-based administration, packaging and publishing, and configuration analysis, as well as support for various open standards, and integration with third-party management products in categories such as network and systems management, help desk, source code management, packaging and migration, directories, databases, license metering, asset management and security, from a variety of vendors, including BMC Software, Computer Associates, Hewlett-Packard Company, IBM/Tivoli, Microsoft, and Oracle.

      Our predecessor product, Enterprise Desktop Manager (EDM), introduced in 1993, continues to provide policy-based adaptive management of software and content for its existing customers.

      Our products support a wide variety of server and client platforms typically found in mid to large-enterprise IT environments, including Microsoft Windows 9X/NT/2000/XP/2003/WinCE/Pocket PC, Palm OS, IBM AIX and OS/2, Apple Mac and Mac OS X, Compaq Tru64, HP-UX, Novell NetWare, Linux, Reliant, SGI-IRIX, Sun Solaris and IBM 4690.

      During fiscal 2003 we released several new or enhanced Radia product components and we expect to continue to release new and enhanced Radia product components on a regular basis.

Technology

      Our products share a common technology foundation, which facilitates the rapid implementation of new products, while eliminating redundant processing and data activities. It also provides a seamless integration among product components in Radia solutions, which enables a significantly higher degree of IT management process automation. Characteristics of our unique adaptive management technology include:

Adaptive Configuration Management. Our desired-state process can automatically configure any of the device software layers — OS, patches, images, applications, content, personalities, settings, access entitlements — for highly personalized user environments and install them as dictated by administrative policies or user preferences. As software versions, user requirements and device configurations change, the affected software and content is automatically differenced using patented techniques, and reconfigured to correspond to the desired state, thus eliminating the need for manual user or administrator involvement.

Policy-Based Management. Our policy-based model allows IT administrators to efficiently and concisely define entitlements controlling the deployment of software and content to devices, authorized users or subscribers. Subsequent changes to policies and entitlements cause software and content to be automatically installed, changed or de-installed for all affected users and devices. This highly automated responsiveness to continually changing and personalized needs of users and devices is essential to managing software and content in large-scale enterprise and e-business environments.

Bandwidth Optimization. Our comprehensive bandwidth management capabilities, including multicasting, bandwidth throttling, configuration and component differencing, compression, and distributed caching, assure optimized use of network resources and a minimum of traffic and wait-time for bandwidth-constrained networks.

Architecture. Radia’s “n-tier” highly scalable architecture enables the management of very large numbers of distributed devices and application targets across complex global operations, with administration from any point. With this flexible component-based architecture, our products can be implemented separately and expanded rapidly to meet customer needs.

Configuration Database. Our configuration database contains all of the information necessary to manage software and other digital assets. Software, hardware and configuration data including inventory, usage, digital assets and their component manifests, entitlement policies and security and access rules for Radia administrators is consolidated and managed cohesively. This comprehensive collection of configuration data provides visibility and control of the software infrastructure, allows comprehensive impact analysis and reporting of IT assets, and enables a higher level of automation of operational tasks.

Web-based Administration. Radia Management Portal provides role-based workflow tasks and dialogs based on IT Infrastructure Library (ITIL) industry standards for consistent and secure Radia administration and operations. For ease and speed of Radia implementation, the Portal discovers newly installed devices on the network automatically and enables IT administrators to install Radia product components remotely.

      We believe that our highly evolved technology enables our products and solutions to provide significantly more automation, reliability, scalability, efficiency and manageability and, ultimately, greater business benefits to our customers than other products in the marketplace.

Services

      To facilitate implementation and integration of our products, we offer a range of support programs and services that complement our products.

Customer Support. Customers who subscribe to our maintenance program have access to our technical support facilities 24 hours a day, seven days a week via our support site, electronic mail and facsimile lines and are entitled to receive software updates, maintenance releases and documentation for an annual maintenance fee. Our technical support centers located in North America and in Europe provide telephone support during business hours and 24/7 emergency support to customers worldwide. We also offer specialized support services, such as our Packaging Lab, which provides expertise in the best practices of packaging popular applications.

Customer Groups. We provide user forums such as our Customer Advisory Group meetings and user conferences in the US and Europe, for customers and partners to network with each other and interact directly with Novadigm engineers, support staff and executive management.

Consulting. Our professional services organization in the United States, Canada, Great Britain, France and Germany and a growing number of Novadigm-certified service providers located throughout Europe, Asia, South America, the Middle East and Africa are available to consult with customers on project planning and systems implementation and integration. The implementation of Novadigm’s products does not require significant customization or modification and follows an IT Infrastructure Library based 5-step sequence of: gathering and defining the requirements and recommended solution; architecting and designing the solution; developing the planned infrastructure; implementing the solution; and operating/maintaining the solution. Consulting services are typically billed on a time and materials basis at our then current standard rates.

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

Sales, Marketing and Channels

      We market our software and services through our direct sales force and indirect channel partners worldwide. We manage sales activities in North America, the Pacific Rim and Latin America (“AAA”) from our offices in Mahwah, New Jersey; Emeryville, California; and Chicago, Illinois; and in Europe, the Middle East and Africa (“EMEA”) from our offices located near Paris, France; London, England; and Munich, Germany. Revenues from our direct sales forces accounted for approximately 81%, 92% and 86% of our total revenues for fiscal year 2003, 2002 and 2001, respectively. Revenues from sales to customers in North America, the Pacific Rim and Latin America accounted for approximately 48%, 55% and 54% of our total revenues for fiscal year 2003, 2002 and 2001, respectively.

      Our marketing activities are designed to build market awareness, generate qualified leads, and supply sales channels with positioning, presentation materials and product collateral to help generate and develop qualified customer prospects.

      Our direct sales organization is divided into specialized teams of pre-sales specialists, account managers and implementation consultants who work together to provide an integrated selling approach to the customer. Our indirect channels are based on business arrangements with value-added resellers (VARs), systems integrators, outsourcers and distributors that are selected and trained by us to provide marketing, sales, post-sales support and services for our products. We also maintain a network of service providers worldwide that offer our customers services to accelerate their implementations. These business arrangements are also useful to us in identifying new products and product enhancements that are responsive to customer and market requirements. We believe that we have been successful in minimizing marketing conflicts between our worldwide direct and indirect sales channels.

      We participate in the beta programs and partnering programs of market leaders, including Hewlett-Packard, Microsoft and IBM. We continue to seek to expand our existing technology, marketing and selling relationships, and to establish new such relationships.

      In June 2000, we entered into a strategic alliance agreement with Hewlett-Packard to integrate, market and sell our software and content management products with Hewlett-Packard’s HP OpenView management solutions for the enterprise and service provider markets. This agreement is scheduled to terminate on June 30,

2003. In November 2002, we and HP signed an HP OpenView Solution Alliance agreement, under which we expect to continue key aspects of the prior agreement. (See Part I, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

      In November 2002, we and HP OpenView announced a special program for Radia to be the replacement product for HP OpenView’s server software management products IT Administrator (ITA) and Software Distributor (SD) products. We and HP collaborated to enhance Radia functionality and HP OpenView integration so that ITA and SD customers would still receive the same levels of interoperability between Radia and HP OpenView products that they had received with their HP OpenView products.

      We and HP have a cooperative sales model, which provides a process for introducing each company’s sales representatives into targeted accounts. This sales model is supplemented by joint educational and marketing initiatives. In addition to sales cooperation, a number of HP services consultants are Novadigm-certified consultants.

      In 2001, HP Managed Services (HPMS), HP’s outsourcing division, selected Radia as an offering to its trade customers in support of various desktop and infrastructure outsourcing solutions provided by HP. Novadigm provides HPMS with product, product expertise, technical and sales training. HPMS provides its customers with implementation and support services.

Financial Information about Geographic Areas

      For additional financial information regarding our foreign and domestic operations and sales, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 11 to our Consolidated Financial Statements included in this Annual Report.

Product Development

      Since our inception, we have focused on, and made substantial investments in, product development. In fiscal 2003, 2002 and 2001, our total research and development expenses were approximately $10 million, $10 million and $9 million, respectively. To date, we have not capitalized any software development costs.

      We anticipate that we will continue to commit substantial resources to research and development, as we believe that our future success depends in large part on our ability to maintain and enhance the functionality of our current line of products and to develop and introduce new products that keep pace with technological developments, achieve market acceptance and respond to an ever-expanding range of customer requirements. We intend to enhance our existing product offerings and to introduce new products for the enterprise software and configuration management market. Although we expect to develop certain of our new products and product enhancements internally, we may also acquire technology and/or products from third parties or consultants.

Competition

      The market for software change and configuration management for large and medium enterprises is intense, complex and rapidly changing. We have competitors who include some limited software management capabilities with other IT management tools, and other competitors who provide software management capabilities primarily focused on particular devices and/or types of software, e.g., servers, or operating systems, or patches.

      Our competitors today include several large companies — Computer Associates, IBM/ Tivoli, Microsoft and Novell — and a number of smaller companies including Altiris, LANDesk, Marimba, ON Technology, Opsware and Xcellenet. We believe that we compete on the basis of our:

•	experience, expertise and long-term focus on the software configuration and change management needs of large and medium enterprises

•	acknowledged depth and breadth of our end-to-end technology and solutions which make them particularly effective in complex environments

•	widely demonstrated ability to support customers in achieving success and in realizing immediate and long-term operational and financial benefits

•	proven ability to innovate and deliver new capabilities and solutions to address the evolving needs of our large and medium-size customers.

Intellectual Property and Other Proprietary Rights

      In December 1996 and in September 2001, we were issued patents from the U.S. Patent Office for key components of our desired-state management process used in our software and content management products. In addition, we have acquired an additional three patents through the acquisition of the technology purchased in October 2001 (see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Contractual Obligations and Commitments”). We also rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, contractual provisions and technical measures to protect our proprietary rights in our products.

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

Risk Factors

      You should carefully consider the risks and uncertainties described below because they could materially and adversely affect our business, financial condition, operating results and prospects and the market price of our Common Stock.

      We have a history of operating losses and we may not be able to achieve or sustain profitability in the future. We have reported an operating loss for every quarter since our incorporation in February 1992 except for the four consecutive quarters in each of fiscal 1996 and fiscal 2000, the last three quarters of fiscal 1999 and the second and fourth quarters of fiscal 2003. We may not be able to achieve or sustain profitability on a quarterly or annual basis in the future. If we continue to incur losses, our operations may use available cash reserves.

      Our business may be adversely affected by economic, market and political conditions. Our revenue growth and profitability depend on the overall demand for computer software and services, particularly in the sectors in which we offer products. Because our sales are primarily to corporate and government customers, our business depends on general economic, market and political conditions. The general weakening of the global economy and of business conditions has resulted in delays, decreases and cancellations of customer purchases. If economic and market conditions do not improve, our business will continue to be adversely affected.

      Our quarterly results are subject to significant fluctuations due to many factors, and our operating results vary due to seasonality. Our quarterly operating results have fluctuated in the past and are expected to fluctuate significantly in the future, due to a number of factors, including, among others, the size and timing of customer orders, the timing and market acceptance of our new products, the level and pricing of international sales, foreign currency exchange rates, changes in the level of operating expenses, resolution of pending litigation, technological advances and competitive conditions in the industry. Revenues received from our individual customers vary significantly based on the size of the product installation. Customer orders for our products have ranged from several thousands of dollars to over $10 million. As a result, our quarterly operating results are likely to be significantly affected by the number and size of customer orders we are able to obtain in any particular quarter. In addition, the sales cycle for our products is lengthy and unpredictable, and may range from a few months to over a year, depending upon the interest of the prospective customer in our products, the size of the order (which may involve a significant commitment of capital by the customer), the decision-making and acceptance procedures within the customer’s organization, the complexity of implementation and other factors.

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

      Our operating results are also expected to vary significantly due to seasonal trends. Historically, we have realized a greater percentage of our annual revenues in the third and fourth fiscal quarters, and a lower percentage in the first and second fiscal quarters. We believe that this seasonality is in part a result of the structure of our sales commission and bonus plans and in part a result of lower international revenues in the summer months when many businesses in Europe experience lower sales. In addition, capital budgets of our customers, which tend to concentrate spending activity at the beginning and end of calendar years, have had, and may continue to have, a seasonal influence in our quarterly operating results. We expect that our operating results will continue to fluctuate in the future as a result of these and other factors, and that seasonality may increase if our continued efforts to expand our international sales are successful.

      If changes in our sales organization are not effective, our business will be adversely affected. Our future success depends upon the ability of our sales channels to generate increased revenues. We have made, and plan to continue to make, substantial organizational, management, process and staff changes in our North American, European, government and alliances sales organizations to enhance coverage and productivity. These changes may not be effective.

      The loss of a major customer or partner could adversely affect our operating results. During fiscal 2003, 2002 and 2001, one customer, EDS, accounted for approximately 20%, 16% and 12% of our total revenues, respectively. If revenues from EDS decline, our business could be adversely affected. Furthermore, if an order from another large customer does not occur or is deferred, or a relationship with a partner terminates, our revenue could be reduced and we may be unable to proportionately reduce our operating expenses.

      We may need additional capital in the future, which may not be available or may dilute the ownership of existing stockholders. In the future, we may need or otherwise decide to raise additional funds, but we may not be able to obtain additional financing on favorable terms, if at all. Further, if we issue equity or equity-linked securities, our current stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of our Common Stock. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competitive pressures or unanticipated requirements or otherwise support our operations (see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”).

      Our business may suffer if we are not able to keep pace with rapid technological change and successfully introduce new products. The market for software and configuration management is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. Our future success will depend in large part on our ability to enhance our current products and to develop and introduce new products that keep pace with technological developments, achieve market acceptance and respond to customer requirements that are constantly evolving. Responding to rapid technological change and the need to develop and introduce new products to meet customers’ expanding needs will require us to make substantial investments in research and product development. If we fail to anticipate or respond adequately to technological developments and customer requirements, in particular advances in client/server enterprise hardware platforms, internet applications and platforms, operating systems and systems management applications, or if we experience any significant delays in product development or introduction, we could lose competitiveness. Any product enhancements or new products we develop may not gain market acceptance.

      Our failure to develop on a timely basis new products or product enhancements could cause customers to delay or refrain from purchasing our existing products.

      Intense competition in the markets in which we operate could adversely affect us. We may not be able to compete effectively in the software management market and our profitability or financial performance could be adversely affected by increased competition. Competition in the markets we serve is diverse and rapidly changing. Many of our competitors have longer operating histories, and many have significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger customer installed bases. Moreover, existing or new competitors may develop products that are superior to our products or may develop other technologies offering significant advantages over our technology.

      Our business could be materially affected by risks related to our international operations. Approximately 52% of our revenues in fiscal 2003 was derived from our international operations. Accordingly, our operations and financial results could be significantly affected by factors associated with international operations, such as fluctuations in foreign currency exchange rates, uncertainties relative to regional economic circumstances, longer payment cycles, greater difficulty in accounts receivable collection, complexities of foreign tax laws and regulations and the potential for adverse tax consequences, changes in regulatory requirements and product localization requirements and difficulty in staffing and managing international operations. A majority of our international revenues and costs have been denominated in foreign currencies. We believe that an increasing portion of our international revenues and costs will be denominated in foreign currencies in the future.

      Problems with our software could materially affect our business. Software products as complex as those offered by us may contain undetected errors or failures that, despite our significant testing, are discovered only after a product has been installed and used by customers. Such errors could cause delays in product introductions and shipments, require design modifications, or result in loss of or delay in market acceptance of our products or loss of existing customers.

      We could be subject to product liability claims that would adversely affect our business. The sale and support of our products entails the risk of claims, and we may be subject to such claims in the future. The limitation of liability provisions contained in our license agreements may not be effective under the laws of certain jurisdictions.

      Because we depend on proprietary technology, there are risks of infringement that could materially and adversely affect our results. Our success is heavily dependent upon proprietary technology. We rely primarily on a combination of patents, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which provide only limited protection. It may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. In particular, we may provide our licensees with access to our proprietary information underlying our licensed applications. The means we use to protect our proprietary rights may not be adequate or our competitors may independently develop similar or superior technology. Policing unauthorized use of software is difficult, and software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of our resources.

      Third parties have claimed, and may in the future claim, infringement with respect to our current or future products. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in their industry segment grows and the functionality of products in different industry segments overlap. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms or at all. See “Item 3. Legal Proceedings” for a discussion of potential adverse consequences of an ongoing legal proceeding in which it is alleged that our products infringe on patents held by another entity.

      The loss of key executives and employees could adversely affect us. Our future success depends upon the contributions of executives and key employees. The loss of executives and certain key employees in research and development and sales and marketing could have a significant adverse effect on our ability to develop new products and new versions of our products and to market and sell those products in the marketplace. We also believe our future success will depend in large part upon our ability to attract and retain additional highly skilled personnel.

      Our ability to effectively grow depends on our ability to improve our operational systems. We have expanded our operations since inception and intend to continue to expand in the foreseeable future to pursue existing and potential market opportunities. This growth places a significant demand on management and operational resources. In order to manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis.

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

      The market price and trading volume of our Common Stock have been volatile and may continue to fluctuate significantly. The market price for our Common Stock has been highly volatile. The trading price and trading volume of our Common Stock has been, and could in the future be, subject to wide fluctuations in response to quarterly variations in our operating and financial results, announcements of technological innovations or new products by us or our competitors, changes in prices to our or our competitors’ products and services, changes in product mix, and changes in our revenue and revenue growth rates for us as a whole or for individual geographic areas, products or product categories, as well as other events or factors.

      Statements or changes in opinions, ratings or earnings estimates made by us or by brokerage firms or industry analysts relating to the market in which we do business or relating to us specifically, or our failure to meet or exceed our forecasts or analysts’ or “street” expectations, have resulted, and could in the future result in, an immediate and adverse effect on the market price of our Common Stock. In addition, the NASDAQ National Market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for the securities of many high technology companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our Common Stock. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Any such litigation brought against us could result in substantial costs and divert management’s attention and resources.

Employees

      As of March 31, 2003, we had a total of 286 full-time employees, including 91 in customer support and services, 78 in sales and marketing, 70 in research and development and 47 in general and administration. A total of 219 employees are based in the United States and 67 employees are based in Europe. None of our employees are represented by a labor union. We have not experienced work stoppages and consider our relations with employees to be good.

Available Information

      Our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to these reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 are made available free of charge through our website at www.novadigm.com as soon as is reasonably practicable after such reports are filed with, or furnished to, the SEC. None of the information posted on our website is incorporated by reference into this Annual Report.

Item 2.	Properties

      Our corporate headquarters is located in Mahwah, New Jersey. We conduct our Americas, Asia and Australia operations (“AAA”) principally out of leased facilities in Mahwah, New Jersey; Chicago, Illinois; Emeryville, California; and Alpharetta, Georgia. Our European headquarters is located outside of Paris, France. We conduct our Europe, Middle East and Africa (“EMEA”) operations principally out of leased facilities in locations near Paris, France; Munich Germany; and London, England.

      As of March 31, 2003, we leased the following facilities:

			Approx.
	Approx.	Lease	Current
Location	Sq. Ft.	Expiration	Annual Cost	Principal Use

Mahwah, NJ	56,773	6/30/06	$1,416,000	Corporate headquarters, North American customer training center, customer support center, product development and engineering and eastern sales and professional services
Emeryville, CA	5,238	3/31/07	$258,000	Marketing and western sales and professional services
Chicago, IL	3,137	6/30/04	$63,000	Midwest sales and professional services
Alpharetta, GA	3,293	12/31/07	$49,000	Southeast sales and professional services
Paris, France	8,730	10/31/04	$174,000	European customer training and customer support centers, European administration and France sales and professional services
Odiham, England	3,200	12/31/04	$106,000	UK sales and professional services
Munich, Germany	3,730	7/31/03	$18,000	German sales and professional services

      We believe that our current facilities are adequate for our needs and will be adequate to meet our needs for the foreseeable future.

Item 3.	Legal Proceedings

      On July 6, 2001, Beck Systems, Inc. filed a complaint against us and two of our customers in the United States District Court for the Northern District of Illinois, alleging infringement of two patents held by Beck Systems. The customers have been dismissed from the lawsuit. Beck Systems alleges that our manufacture and marketing of our EDM and Radia products infringe on the Beck Systems patents. We believe that we have meritorious defenses, and we are defending this suit vigorously.

      The outcome of litigation is inherently uncertain, however, particularly in cases such as this where sophisticated factual issues must be assessed and complex technical issues must be decided. As a result, we cannot accurately predict the ultimate outcome of the Beck Systems litigation. In the event we are unsuccessful in defending this claim, we could be liable for economic and other damages and we may be forced to incur ongoing licensing expenses or to change how we design, manufacture and market our products. While we are unable at this time to estimate the range of the potential liability that would result from an unsuccessful defense, we believe that the liability could have an adverse impact on our business, financial condition and results of operations in future periods. In addition, we expect to continue to incur substantial fees to defend the Beck Systems litigation. While we have received insurance proceeds to cover part of our defense costs, the insurance proceeds will not be sufficient to cover all of our defense costs nor will it be sufficient to cover our liability in the event that our defense is unsuccessful.

      Additionally, on May 16, 2003 we reached an agreement to settle certain previously disclosed employment-related claims against Novadigm, Inc. by Wallace D. Ruiz, Chief Financial Officer and Treasurer. These claims were related to Mr. Ruiz’s inability to exercise expiring options and sell the underlying shares of our Common Stock during certain times in 1999, 2000 and 2001 due to insider trading restrictions imposed by us at those times and due to certain loans made to him by us to allow Mr. Ruiz to exercise those options. Our Board of Directors established a special independent committee which retained independent counsel, investigated Mr. Ruiz’ claims and negotiated a settlement on behalf of Novadigm, Inc. The special committee and the Board unanimously approved the terms of the settlement reached with Mr. Ruiz. Under the terms of the settlement, we paid Mr. Ruiz approximately $1,080,000 and Mr. Ruiz will repay to us all of the approximately $838,000 in outstanding principal and accrued interest on loans owed by him to Novadigm through a cash payment of approximately $542,000 and the surrender to the company of 126,000 shares of our Common Stock pledged by Mr. Ruiz against repayment of the loans. The amounts paid under the settlement agreement were provided for in fiscal 2003. In addition, we entered into an amended employment agreement with Mr. Ruiz providing for, among other things, an increase in Mr. Ruiz’s base salary from $210,000 to $225,000 and the payment to Mr. Ruiz of a retention bonus of $450,000, subject to a two-year vesting schedule. The retention bonus will be recognized as compensation expense as it is earned over the two-year term of the agreement. For a description of the loans to Mr. Ruiz, see Note 10 to our Consolidated Financial Statements included herein.

Item 4.	Submission of Matters to a Vote of Securities Holders

      We did not submit any matter to a vote of our security holders during the quarter ended March 31, 2003.

PART II

Item 5.     Market for the Registrant’s Common Stock and Related Stockholder Matters

      Our Common Stock has been traded on the NASDAQ National Market since our initial public offering on July 13, 1995 under the symbol “NVDM”. The following table sets forth, for the periods indicated, the high and low sales prices per share for our Common Stock on the NASDAQ National Market:

	High	Low

Fiscal Year Ended March 31, 2003
First Quarter	$8.20	$5.54
Second Quarter	7.20	1.57
Third Quarter	3.31	1.40
Fourth Quarter	2.56	1.60

Fiscal Year Ended March 31, 2002
First Quarter	$11.25	$4.13
Second Quarter	11.95	7.09
Third Quarter	10.10	6.91
Fourth Quarter	11.10	7.34

      As of June 23, 2003, the last reported sale price of our Common Stock was $2.56 per share and there were approximately 99 holders of record of our Common Stock. We believe there are currently approximately 2,950 beneficial owners of our Common Stock.

      We have never paid cash dividends on our Common Stock. We currently intend to retain earnings, if any, for use in our business and we do not anticipate paying any cash dividends in the foreseeable future.

Item 6.     Selected Consolidated Financial Data

      The selected consolidated statement of operations data for the year ended March 31, 2003 and consolidated balance sheet data as of March 31, 2003, have been derived from Consolidated Financial Statements included in this Annual Report that have been audited by KPMG LLP, independent auditors. The selected consolidated statement of operations data for the years ended March 31, 2002 and 2001 and consolidated balance sheet data as of March 31, 2002 has been derived from Consolidated Financial Statements included in this Annual Report that were audited by Arthur Andersen LLP. The selected statement of operations data for the years ended March 31, 2000 and 1999 and balance sheet data as of March 31, 2001, 2000 and 1999 have been derived from audited Consolidated Financial Statements not included herein.

      This data should be read in conjunction with our Consolidated Financial Statements and related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Selected Consolidated Statement of Operations Data

	Year Ended March 31,

	2003	2002	2001	2000	1999

	(in thousands, except per share data)
Revenues:
Licenses	$29,494	$39,158	$31,247	$27,978	$20,743
Maintenance and services	25,964	23,792	19,266	16,790	11,446

Total revenues	55,458	62,950	50,513	44,768	32,189

Operating Expenses:
Cost of licenses — amortization of intangible asset	1,335	611	—	—	—
Cost of maintenance and services	14,233	12,102	9,345	5,395	4,479
Sales and marketing	26,398	27,509	23,884	21,261	15,718
Research and development	10,049	10,423	9,003	6,126	4,936
General and administrative	12,109	11,046	10,355	7,474	5,939
Amortization of intangible	2,018	8,072	6,046	—	—

Total operating expenses	66,142	69,763	58,633	40,256	31,072

Operating income (loss)	(10,684)	(6,813)	(8,120)	4,512	1,117
Interest income, net	384	775	1,703	1,122	934
Other income (expense), net	(783)	(220)	2,054	(64)	(269)

Income (loss) before provision for income taxes	(11,083)	(6,258)	(4,363)	5,570	1,782
Provision for income taxes	645	11	233	427	25

Net income (loss)	$(11,728)	$(6,269)	$(4,596)	$5,143	$1,757

Basic net income (loss) per share	$(0.60)	$(0.31)	$(0.23)	$0.28	$0.10

Weighted average basic common shares outstanding	19,672	19,953	19,711	18,185	17,580

Diluted net income (loss) per share	$(0.60)	$(0.31)	$(0.23)	$0.25	$0.10

Weighted average diluted common shares outstanding	19,672	19,953	19,711	20,558	18,384

Selected Consolidated Balance Sheet Data

	Year Ended March 31,

	2003	2002	2001	2000	1999

	(in thousands)
Cash, cash equivalents and short-term marketable securities	$29,420	$25,775	$27,162	$25,018	$21,536
Restricted cash	150	—	—	—	—
Working capital	22,693	29,161	30,809	29,040	20,993
Total assets	51,436	60,523	66,705	48,567	36,079
Deferred revenue	12,235	10,542	11,887	8,900	6,577
Long-term liabilities	71	1,298	—	—	—
Stockholders’ equity	27,651	36,755	44,385	31,480	23,262

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion and analysis along with our audited consolidated financial statements and related notes included in this Annual Report on Form 10-K. The following discussion and analysis contains forward-looking statements that are subject to risks, uncertainties and other factors, including those discussed under “Item 1. Business — Risk Factors,” that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”

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

      Our total revenues for the fiscal years ended March 31, 2003, 2002 and 2001 were $55.5 million, $63.0 million and $50.5 million, respectively. We incurred operating losses of $10.7 million, $6.8 million and $8.1 million for the fiscal years 2003, 2002 and 2001, respectively. We incurred net losses of $11.7 million, $6.3 million and $4.6 million for the fiscal years 2003, 2002 and 2001, respectively. Amortization of intangible assets for the fiscal years March 31, 2003, 2002 and 2001 was $3.4 million, $8.7 million and $6.0 million, respectively.

Critical Accounting Policies

      The following discussion of critical accounting policies represents our attempt to bring to the attention of readers of this report those accounting policies that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. It is not intended to be a comprehensive list of all of our significant accounting policies, which are more fully described in Note 2 of the Notes to the Consolidated Financial Statements included in this Annual Report. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which the selection of an available alternative policy would not produce a materially different result.

      We have identified the following as our critical accounting policies: revenue recognition, allowance for doubtful accounts, allowance for litigation and valuation allowance against deferred tax assets.

      Revenue Recognition. We recognize revenue in accordance with the provisions of Statement of Position No. 97-2, “Software Revenue Recognition” as amended by Statement of Position No. 98-9, “Modification to SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” We generate license revenues from licensing the rights to use our software products to end users and sublicense fees from resellers. We also generate maintenance and service revenues from providing renewable support and software update rights services (maintenance) and from consulting and training activities performed for license customers.

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

      We allocate revenue on software arrangements involving multiple elements to each element based on their relative fair values. Our determination of fair value of each element is based on vendor specific objective evidence (VSOE). We analyze all of the elements of the software arrangement and determine if they have sufficient VSOE to allocate revenue to maintenance, consulting and training components. Accordingly, assuming all other revenue recognition criteria are met, license revenue is recognized upon delivery using the residual method in accordance with SOP 98-9, where the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The revenue allocated to licenses generally is recognized upon delivery of the products. The revenue allocated to maintenance is generally recognized ratably over the term of the support, typically twelve months, and revenue allocated to consulting and training elements generally is recognized as the services are performed. If evidence of the fair value for undelivered elements does not exist, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered.

      We enter into reseller arrangements that typically provide for sublicense fees payable to us based on a percentage of list price. Reseller arrangements may include non-refundable payments in the form of guaranteed sublicense fees. Guaranteed sublicense fees from resellers are recognized as revenue upon shipment of the master copy of all software to which the guaranteed sublicense fees relate if the reseller is creditworthy and if the terms of the agreement are such that the payment obligation is not subject to price adjustment, is non-cancelable and non-refundable and due within 90 days. These guaranteed sublicense fees are applied against sublicense fees reported by the reseller in relicensing our products to end-users. In fiscal 2003, 2002 and 2001, $0, $250 thousand, and $0, respectively, were recognized in guaranteed sublicense fees. As of March 31, 2003, an immaterial balance of the guaranteed sublicense fees recognized by us had yet to be placed with end users or forfeited by the reseller.

      Our standard software license agreement provides for a limited warranty that we are the owner of the licensed products and that the licensed products will operate substantially in accordance with the functionality described in the documentation provided with the products for a period of six months. This standard software license agreement does not provide for price protection. This standard software license agreement does not provide for a right-of-return except if our products are found to be infringing on another’s intellectual property rights, a court issues a final injunction and we are unable to secure a license for a customer or replace or modify the customer’s infringing software so that it is no longer infringing. In that case, the customer is entitled to return the licensed product. To date, we have never had to pay, perform or otherwise compensate a customer under a warranty or indemnification. There is no provision for estimated returns, because none are anticipated. There is no warranty reserve due to our historical experience, which indicates that we are capable of honoring our warranties. There is no provision for price protection, because it is not offered.

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

      Allowance for litigation. From time to time, in the course of business, we find ourselves obliged to protect our proprietary intellectual property which may involve litigation. Conversely, at times, we find we are the target of litigation and need to defend ourselves from alleged claims by third parties, including claims that we have infringed upon other’s intellectual property. We file patents to protect our intellectual property. We have established policies and procedures to protect our intellectual property as well as to avoid infringing upon the intellectual property of others, and we routinely purchase insurance to reduce our risk of the cost of litigation. We regularly evaluate the status of pending litigation and the recoverability of possible losses. An allowance is established for amounts that we estimate to be unrecoverable. We rely on opinions of our legal counsel and insurance advisors and make use of estimates and assumptions as to probable outcomes in establishing the allowances (see Item 3. “Legal Proceedings”).

      Valuation allowance against deferred tax assets. We recognize deferred tax assets and liabilities based upon differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review the deferred tax assets for recoverability and establish a valuation allowance. We have provided a valuation allowance against our entire net deferred tax assets as of March 31, 2003 and 2002. This valuation allowance was recorded given the losses we have incurred through March 31, 2003 and the uncertainties regarding our future operating profitability and taxable income, which require significant judgment by our management (see Note 6 to our Consolidated Financial Statements).

Euro Currency

      On January 1, 1999, certain countries of the European Union established fixed conversion rates between their existing currencies and one common currency, the Euro. The Euro then began to trade on currency exchanges and to be used in business transactions. Beginning in January 2002, new Euro-denominated currencies were issued. The existing local currencies were withdrawn from circulation in July 2002. We derived approximately 52%, 45% and 47% of our total revenues outside the United States for fiscal 2003, 2002 and 2001, respectively, a significant portion of which was in Europe. The Euro conversion did not have a material effect on our consolidated financial position or results of operations.

Geographic Area Information

      We market our products and related services to customers in North America, the Pacific Rim, and Latin America (“AAA”), and to Europe, the Middle East and Africa (“EMEA”). We license our products outside the United States through wholly owned subsidiaries and authorized distributors that act as resellers and service providers within a geographic segment. We ship from the United States directly to all end-users regardless of their location and do not sell products directly to our international subsidiaries. Consulting and training services are generally supplied by our wholly owned subsidiaries and authorized distributors in the geographic segment. Our chief operating decision-maker receives and reviews information relating to revenues primarily by geographic area as disclosed below. Revenue by and total assets by geographic area for the years ended March 31, 2003, 2002 and 2001 are presented below (in thousands):

		Total
	Revenue	Assets

March 31, 2003:
AAA	$26,682	$35,793
EMEA	28,776	15,643

Total	$55,458	$51,436

March 31, 2002:
AAA	$34,434	$43,095
EMEA	28,516	17,428

Total	$62,950	$60,523

March 31, 2001:
AAA	$27,375	$55,177
EMEA	23,138	11,528

Total	$50,513	$66,705

      All period references in the discussion below and in the remainder of Item 7 are to fiscal periods based on our fiscal year ending March 31.

Results of Operations

      For the periods indicated, the following table sets forth the percentage of total revenues represented by the respective line items in our consolidated statements of operations.

	Years Ended March 31,

	2003	2002	2001

Revenues:
Licenses	53.2%	62.2%	61.9%
Maintenance and services	46.8	37.8	38.1

Total revenues	100.0	100.0	100.0

Operating expenses:
Cost of licenses-amortization of intangible asset	2.4	1.0	—
Cost of maintenance and services	25.7	19.2	18.5
Sales and marketing	47.6	43.7	47.3
Research and development	18.1	16.6	17.8
General and administrative	21.8	17.5	20.5
Amortization of intangible assets	3.6	12.8	12.0

Total operating expenses	119.2	110.8	116.1

Operating loss	(19.2)	(10.8)	(16.1)
Interest income, net	0.7	1.2	3.4
Other income (expense), net	(1.4)	(0.3)	4.1

Loss before provision for income taxes	(19.9)	(9.9)	(8.6)
Provision for income taxes	1.2	—	0.5

Net loss	(21.1)%	(9.9)%	(9.1)%

Comparison of Fiscal Years Ended March 31, 2003 and 2002

Revenues

      Total revenues for our fiscal year ended March 31, 2003 were $55.5 million compared to $63.0 million for the previous fiscal year, a decrease of approximately $7.5 million or 11.9%. The decrease in total revenues in the current year compared to last year was due to lower license revenue. One customer, Electronic Data Systems Corp. (EDS), accounted for approximately 20% of our total revenues for the year ended March 31, 2003, and approximately 16% of our total revenues for the year ended March 31, 2002. We expect EDS to continue to be an important contributor to revenues for the foreseeable future.

      License revenues were $29.5 million in the year ended March 31, 2003 compared to $39.2 million in the prior fiscal year, a 24.7% decrease. The decrease in license revenue for the year ended March 31, 2003 was primarily attributable to closing 53 fewer contracts as compared with the prior fiscal year and to generally lower average selling prices of contracts (“ASPs”) in fiscal 2003 which was $309 thousand compared to $366 thousand in the prior fiscal year. We believe the general slowdown in corporate IT spending caused a number of contracts that we expected to be closed in the year ending March 31, 2003 to be postponed into future periods, and in some cases postponed indefinitely. Our license revenue in any quarter is often dependent on our ability to complete one or more large transactions with a limited number of customers.

      Maintenance and service revenues were $26 million in the year ended March 31, 2003 compared to $23.8 million in the prior fiscal year, an increase of 9.1%. Maintenance revenues in fiscal 2003 were approximately 27% higher than the prior year due primarily to the 25% license revenue growth of fiscal 2002. Service revenues in fiscal 2003 were approximately 12% or $1.2 million lower than in the prior fiscal year due to a reduction of approximately $2.6 million in billings caused by the completion of the start-up phase of the Navy Marine Corp Intranet project with EDS, which was partially offset by approximately $1.2 million of increased billings in Europe. In compliance with the Emerging Issues Task Force Topic No. 01-14, “Income Statement Characterization of Reimbursement Received For ‘Out-of-Pocket’ Expenses Incurred,” reimbursements for “out-of-pocket” expenses incurred by our professional services staff are reported as maintenance and services revenue. Previously we treated “out-of-pocket” expenses as an offset to cost of maintenance and services. Accordingly, $427 thousand was reclassified to maintenance and services revenue for the year ended March 31, 2002. The growth of maintenance revenues is directly associated with our licensing. The sale of new licenses is essential to grow maintenance revenues.

Operating Expenses

      Cost of licenses is the amortization of the intangible asset acquired with the intellectual property purchased in October 2001. The acquired intellectual property is embedded into our Radia product suite. The fair value of the intangible asset acquired is being amortized to cost of licenses over three years. This amortization is approximately $334 thousand per quarter and is expected to be fully amortized by December 2004. Other cost of licenses consists of media and tapes on which the product is delivered. Such costs are not material and are included in research and development expenses in the accompanying consolidated statements of operations.

      Cost of maintenance and services includes the direct costs of customer support, update and upgrade rights (“maintenance”), and the direct and indirect costs of providing consulting services and training (“professional services”) to our customers. Cost of maintenance and services consists primarily of payroll, related benefits, and travel for field engineers and support personnel, other related overhead and third-party consulting fees. Cost of maintenance and services was $14.2 million in the year ended March 31, 2003 compared to $12.1 million in the year ended March 31, 2002. The higher cost of maintenance and services in the year ended March 31, 2003, as compared to the prior year, was primarily due to higher compensation expense amounting to approximately $1.3 million and to higher travel expense amounting to approximately $833 thousand. Compensation expense was higher in the current fiscal year as compared to the prior fiscal year due to increasing the customer support staff by an average of 4 people, the European professional services staff by an average of 5 additional consultants and the North American training staff by 1. Travel expenses were higher due to additional staff and providing support and services over a wider geographical area. We expect the cost of maintenance and services to increase in future quarters to support the growing demand by customers for our maintenance, consulting and training services. As discussed in “maintenance and service revenues” above, we now report “out-of-pocket” expenses billed to customers as revenue and not as an offset to cost of maintenance and services. The fiscal years ended March 31, 2002 and 2001 were reclassified to reflect this accounting treatment.

      Sales and marketing expenses consist primarily of salaries, related benefits, commissions, travel, consultant fees, trade shows, seminars, promotions, public relations, user conferences and other costs associated with our sales and marketing efforts. Sales and marketing expenses in the year ended March 31, 2003 were $26.4 million compared to $27.5 million in the prior year. The 4% decrease in sales and marketing expenses in the current year as compared to the prior year was primarily due to lower compensation costs, primarily commissions and bonuses resulting from lower reported license revenues in the 2003 fiscal year. In addition, approximately $382 thousand charged to expense for increases in the allowance for doubtful accounts in fiscal 2002 was reclassed from sales and marketing expense to general and administrative expense in order to conform with the present year presentation (see Note 2 to our Consolidated Financial Statements). We expect sales and marketing expenses to increase in future periods to achieve our growth plans.

      Research and development expenses consist primarily of salaries, related benefits, consultant fees and other costs associated with our research and development efforts, quality assurance, technical publications, engineering and technical product management. Research and development expenses were $10 million in the year ended March 31, 2003 compared to $10.4 million in the prior year, a 4% decrease. We have been able to contain our research and development costs while continuing to support current products and develop new products such as the Radia OS Manager, Radia Usage Manager and Radia Extension for Windows Installer, all announced during fiscal 2003 and the Radia Patch Manager announced in June 2003. Although we anticipate that we will continue to invest resources to further enhance and develop our products, we do not anticipate significant growth in research and development expense in the foreseeable future.

      General and administrative expenses consist primarily of salaries, related benefits, travel and fees for professional services such as legal, consulting and accounting. General and administrative expenses were $12.1 million in the year ended March 31, 2003 compared to $11.0 million in the prior year, a 10% increase. The increase in general and administrative expenses in fiscal 2003 was primarily due to our providing an allowance of approximately $700 thousand for the unsecured portion of the outstanding notes due from officers that were subsequently repaid and for providing $500 thousand for an accrual of a loss reserve for a claim made by an executive officer (see Note 10 to the Consolidated Financial Statements) that was settled in May 2003, partially offset by a $450 thousand reversal of a French tax liability due to stock options in France with exercise prices below current market values. In addition, as mentioned above, approximately $382 thousand charged to expense for increases in the allowance for doubtful accounts in fiscal 2002, was reclassed from sales and marketing expense to general and administrative expense in order to conform with the present year presentation (see Note 2 to our Consolidated Financial Statements). General and administrative expenses may increase in future periods depending upon the outcome of pending litigation.

      Amortization of intangible assets. In June 2000, we entered into an alliance agreement with Hewlett-Packard to integrate, market and sell our software and content management products with Hewlett-Packard’s HP OpenView management solutions for the enterprise and service providers markets. As part of the agreement, we issued 940,000 shares of our common stock to Hewlett-Packard and a warrant for an additional 250,000 shares of our common stock. Both the shares issued and the warrant contained restrictions. In addition to the alliance agreement, and for a fee of $2.5 million Hewlett-Packard was provided a one-year, limited license to upgrade certain existing customers to our Radia product. The fair value of the equity issued, less the cash received from Hewlett-Packard, or $16.1 million, was recorded as an intangible asset at June 30, 2000, and was amortized over two years, the initial term of the agreement.

Interest Income, Net

      Interest income, net is comprised primarily of interest income earned on our cash, cash equivalents and marketable securities reduced by interest expense. Net interest income was $384 thousand and $775 thousand in the fiscal years ended March 31, 2003 and 2002, respectively. Interest income decreased for the year ended March 31, 2003 due primarily to lower effective interest rates in fiscal 2003 of approximately 1.68% as compared to approximately 3.25% in fiscal 2002 and on generally lower average balances of cash, cash equivalents and marketable securities of approximately $22.8 million in fiscal 2003 as compared to approximately $25.3 million in fiscal 2002.

Other Income (Expense), Net

      Other expense, net consists primarily of the cost of foreign exchange gains and losses and miscellaneous corporate expenses. Net other expense was $783 thousand and $220 thousand for the years ended March 31, 2003 and 2002, respectively. In fiscal 2003 the expense was primarily comprised of a net foreign exchange loss primarily within our European operations of $646 thousand, miscellaneous corporate expenses and other non-operating gains/ losses. The expense in fiscal 2002 was primarily comprised of a net foreign exchange loss of $200 thousand. We have instituted a hedging program that we believe reduces our exposure to exchange losses in the future. The program includes a company policy of denominating contracts in the currency of the subsidiary and the use of foreign exchange options and forward contracts to hedge exposed positions.

Income Taxes

      Provision for income taxes for our fiscal year ended March 31, 2003 was $645 thousand compared to $11 thousand in the prior year. The fiscal 2003 provision includes an amount we determined may be due on a profit earned on a transaction in a foreign subsidiary. We believe that the established reserve will adequately cover all material taxes which may ultimately be assessed by the foreign taxing jurisdiction related to this matter. As of March 31, 2003, we had federal and state net operating loss carryforwards of approximately $41.7 million, which expire commencing 2012 through 2023. Our ability to utilize the net operating loss carryforwards in future years may be limited in some circumstances, including significant changes in ownership interests, due to certain provisions of the Internal Revenue Code of 1986.

Comparison of Fiscal Years Ended March 31, 2002 and 2001

Revenues

      Total revenues increased 24.6% in fiscal 2002 to $63.0 million from $50.5 million in fiscal 2001.

      License revenues increased 25.3% to $39.2 million in 2002 from $31.2 million in fiscal 2001. License revenues represented 62.2% of our total revenues in 2002 compared to 61.9% of our total revenues in 2001. The increase in license revenue for the year ended March 31, 2002 was primarily attributable to closing 29 more contracts in fiscal 2002 as compared to the prior year, and to a higher average selling price (“ASPs”) of contracts in fiscal 2002 of $366 thousand compared to $284 thousand in the prior fiscal year. Demand for our products increased from both new and existing customers due, we believe, to more effective marketing programs, better market awareness and creation of marketing alliances and partnerships.

      Maintenance and services revenues increased 23.5% to $23.8 million in fiscal 2002 from $19.3 million in fiscal 2001. This increase in maintenance and services revenues in 2002 over the prior year was primarily due to the increased demand for our consulting services associated with the start-up phase of the EDS contract for the Navy Marine Corps Intranet project which was approximately $3.9 million higher in fiscal 2002 than in the prior fiscal year. In addition, maintenance services increased in 2002 over the prior year due to an expanding customer base. During fiscal 2002, 60 new customers licensed our products. In compliance with the Emerging Issues Task Force Topic No. 01-14, reimbursements for “out-of-pocket” expenses incurred by our professional services staff are reported as maintenance and services revenue. Previously we treated “out-of-pocket” expenses as an offset to cost of maintenance and services. Accordingly, $427 thousand and $67 thousand were reclassed for the year ended March 31, 2002 and 2001, respectively.

      During fiscal 2002 and 2001, one customer, EDS, accounted for approximately 16% and 12% of our total revenues, respectively.

Operating Expenses

      Cost of licenses is the amortization of the intangible asset acquired with the intellectual property purchased in October 2001. The acquired intellectual property is embedded into our Radia product suite. Along with the intellectual property, we acquired furniture and fixtures, equipment, customer contracts and acquired an office lease and four employees joined us upon the closing of the acquisition. The cost of the acquisition was $3.9 million, net of acquisition costs of $112 thousand. The purchase price is payable through the issuance of 212,636 shares of our common stock and payment of $1.7 million in cash. We will issue 23,626 shares of our common stock and pay $195 thousand each quarter through December 31, 2003. We allocated the excess of the purchase price over the fair value of the tangible net assets acquired to acquired software, and we are amortizing this amount over three years. Other cost of licenses consists of media and tapes on which the product is delivered. Such costs are not material and are included in research and development expenses in the accompanying consolidated statements of operations.

      Cost of maintenance and services increased by 29.5% to $12.1 million in fiscal 2002 from $9.3 million in fiscal 2001. The higher cost of maintenance and services in the year ended March 31, 2002, as compared to the prior year, was primarily due to higher compensation expense amounting to approximately $2.2 million caused by additional headcount in the customer telephone support organization and professional services organization to provide for the growing customer base and an increase in cost of $300 thousand related to the utilization of third party service providers.

      Sales and marketing expenses increased 15.2% to $27.5 million in fiscal 2002 from $23.9 million in fiscal 2001. The increase in 2002 over the previous year was primarily the result of higher marketing expenses for trade shows, public relations, user conferences and other marketing programs, as well as higher commission expense associated with the recording of higher revenue. During 2002, we created a new sales organization to manage and grow our alliances and partnerships, and additional sales management was brought on in 2002 to strengthen our sales efforts. Effective with fiscal 2003, increases to the allowance for doubtful accounts are charged to general and administrative expense. Previously, we reported these charges as sales and marketing expense. Accordingly, $382 thousand and $2 million were reclassed for the year ended March 31, 2002 and 2001, respectively (see Note 2 to our Consolidated Financial Statements).

      Research and development expenses increased 15.8% to $10.4 million in fiscal 2002. The increase in research and development expenses in 2002 as compared to the previous year was primarily due to the ongoing development of new products which provide additional functionality and ease of use and operate on additional platforms. During 2002, we released a new version of Radia, Version 3.0, as well as announced eleven new products.

      General and administrative expenses increased 6.7% to $11.0 million in fiscal 2002. The increase in fiscal 2002 as compared with fiscal 2001 was due primarily to providing approximately $1.1 million associated with a settlement of an arbitration dispute with a former employee, higher legal fees associated with the arbitration dispute as well as other litigation and higher compensation costs due to expanding our corporate management and administrative staff. (See Item 3. “Legal Proceedings.”)

      Amortization of intangible assets was $8.1 and $6.0 million in fiscal 2002 and 2001, respectively, and consisted of a charge to earnings for the non-cash amortization of the intangible asset acquired in the alliance agreement with Hewlett-Packard. Amortization expense in fiscal 2002 was greater than fiscal 2001 due to having a full year of amortization.

      In June 2000, we entered into an alliance agreement with Hewlett-Packard to integrate, market and sell our software and content management products with Hewlett-Packard’s HP OpenView management solutions for the enterprise and service providers markets. As part of the agreement, which is scheduled to terminate on June 30, 2003, we issued 940,000 shares of our common stock to Hewlett-Packard and a warrant for an additional 250,000 shares of our common stock. Both the shares issued and the warrant contained restrictions. In addition to the alliance agreement, and for a fee of $2.5 million, Hewlett-Packard was provided a one-year, limited license to upgrade certain existing customers to our Radia product. The fair value of the equity issued, less the cash received from Hewlett-Packard, or $16.1 million, was recorded as an intangible asset at June 30, 2000, and was amortized over two years, the initial term of the agreement.

Interest Income, Net

      Interest income, net was $775 thousand in 2002 as compared to $1.7 million in 2001. Interest income, net decreased in 2002 as compared to 2001 due primarily to lower interest rates. Interest income, net is dependent upon our average net cash and investment balances and market interest rates.

Other Income (Expense), Net

      Other income (expense), net was an expense of $220 thousand in 2002. It was primarily comprised of a net foreign exchange loss of $200 thousand, miscellaneous corporate expenses and other non-operating gains/ losses. The other income (expense) in the prior year was income of $2.1 million. The prior year income included royalties of $2.2 million recognized from a settlement of the infringement litigation with Marimba, Inc. in November 2000.

Income Taxes

      We recorded a provision for income taxes of approximately $11 thousand in 2002 for foreign income taxes and approximately $233 thousand in 2001 for federal and state taxes and foreign taxes. As of March 31, 2002, we had federal and state net operating loss carryforwards of approximately $29 million, which expire commencing 2012 through 2023. Our ability to utilize the net operating loss carryforwards in future years may be limited in some circumstances, including significant changes in ownership interests, due to certain provisions of the Internal Revenue Code of 1986.

Liquidity and Capital Resources

      As of March 31, 2003, we had approximately $29.4 million in cash and cash equivalents and short-term marketable securities. Net cash provided by operating activities in 2003, 2002 and 2001 was $4.3 million, $1.6 million, and $1.8 million, respectively. Cash was provided by operations for the year ended March 31, 2003 primarily from a decrease in accounts receivable of $10.0 million due to lower reported revenues; depreciation and amortization expense of $4.7 million; an increase in deferred revenue of $1.7 million due to the increase in maintenance revenue in 2003 as a result of an increase in license revenues in fiscal 2002; and an increase of $1.2 million in accounts payable and accrued liabilities due to the provision we made for foreign taxes in the amount of approximately $703 thousand and due to the timing of vendor payments not paid at the close of fiscal 2003. The cash provided by operations for the year ended March 31, 2003 was partially offset by the net loss of $11.7 million and the decrease of $1.2 million in accrued payroll and other compensation due to lower sales commissions and bonuses payable as a result of lower reported revenues. If we continue to incur losses in future periods, we expect cash to be used in, rather than provided by, operations.

      As of March 31, 2002, we had approximately $25.8 million in cash, cash equivalents and marketable securities. Net cash provided by operations for the year ended March 31, 2002 was due primarily to depreciation and amortization expense of $10 million; the decrease in deferred revenues of approximately $1.3 million due primarily to the loss of sublicense customers because of the non-renewal of a partner agreement; the decrease in other assets of $543 thousand primarily due to an overpayment of sales tax; partially offset by the reported net loss of $6.3 million and the $416 thousand decrease in accounts payable and accrued liabilities due primarily to open invoices paid closer to the closing date in March 31, 2002 than in the prior year. The cash provided by operating activities in 2001 was primarily due to depreciation and amortization of $6.8 million; an increase of $1 million in accounts payable and accrued liabilities due to the timing of payments made in fiscal 2002 for open invoices at March 31, 2001; an increase of $1.5 million in accrued payroll and compensation associated with reporting higher revenues; partially offset by the increase of $5.6 million in the accounts receivable balance, net of the allowance for doubtful accounts which in turn, was due to the increasing revenues and to the net loss of $4.6 million.

      Effective with fiscal 2003, billings to customers, whether the associated revenue was recognized currently or deferred, are included in the accounts receivable balance if unpaid by the balance sheet date. Previously we reported the balance of accounts receivable net of the amount of revenue deferred. Correspondingly, the deferred revenue balance was reduced by the same amount. For the year ended March 31, 2002, both the accounts receivable balance and the deferred revenue balance were increased by $6 million to conform to the present year presentation.

      Net cash used in investing activities in fiscal 2003 was $15.5 million and is due primarily to the net reinvestment of $13.8 million of surplus cash into marketable securities. In addition, we purchased property and equipment of $953 thousand in fiscal 2003 and made installment payments of $780 thousand in fiscal 2003 for the intellectual property we acquired in October 2001 (see Note 3 to our Consolidated Financial Statements). Net cash provided by investing activities in fiscal 2002 was $4.9 million and was primarily a result of the net redemptions of marketable securities of $6.6 million to provide additional cash for operating activities as well as the purchase of property and equipment of $1.3 million and installment payments of $390 thousand for the intellectual property we acquired in October 2001. Net cash provided by investing activities in fiscal 2001 was $13.2 million due primarily to the net reinvestment of $14.8 million of surplus cash into marketable securities. In addition, we purchased property and equipment of $1.5 million in fiscal 2001.

      Property and equipment expenditures were $953,000, $1,277,000, and $1,548,000 for fiscal 2003, 2002 and 2001, respectively. The relatively lower expenditures in fiscal 2003 was due to the decrease in our headcount during fiscal 2003 as well as the expansion of our headquarters in Mahwah, NJ in fiscal 2002. We had no material commitments to purchase property and equipment at March 31, 2003.

      Net cash used in financing activities in fiscal 2003 and 2002 was $0.7 million and $1.4 million and was primarily due to the repurchase of our shares of Common Stock offset by the proceeds from the sales of common stock and exercise of stock options. Net cash provided by financing activities in 2001 was $2 million and was due primarily to proceeds from the sales of common stock and exercise of stock options offset by the purchase of our Common Stock.

      From time to time our Board of Directors authorizes the repurchase of our outstanding Common Stock. During fiscal 2003, we spent approximately $1.8 million to repurchase approximately 877,841 shares. In addition, we repurchased 494,977 shares from Mr. Albion Fitzgerald, our Chairman and Chief Executive Officer, in the amount of $980,054 (see Note 10. “Related Party Transactions”). At March 31, 2003, the remaining authorization for all stock repurchases was approximately 53,700 shares. In May 2003, our Board of Directors increased the number of shares authorized for repurchase by an additional 500,000 shares.

      Although it is difficult for us to predict our future liquidity requirements with certainty, we believe that our existing cash, cash equivalents and marketable securities will be adequate to finance our operations for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent we experience growth in the future, we anticipate that our operating and investing activities may use cash. To the extent we have uninsured litigation and related costs, we will use available cash resources. We may decide to raise additional funds, through public or private debt or equity financing, to fund future growth or continuing operations, take advantage of expansion or acquisition opportunities, develop new products or compete effectively in the marketplace. However, additional funds may not be available to us on commercially reasonable terms, or at all, when we require them, and any additional capital raised through the sale of equity or equity-linked securities could result in dilution to our existing stockholders.

Contractual Obligations and Commitments

      In March 2002, we entered into an unsecured revolving line of credit agreement with a bank providing for borrowings of up to $1.0 million. The line of credit expired in March 2003 and was not renewed, and we are currently reviewing our banking relationships and alternatives. At March 31, 2003, no amounts were due and outstanding under this revolving line of credit.

      Our cost for intellectual property acquired in October 2001 was $3.9 million, net of acquisition costs of $112 thousand, and is payable through the issuance of 212,636 shares of our Common Stock and payment of $1.7 million over 9 quarters through December 2003. As of March 31, 2003, 141,758 shares of our Common Stock had been issued and payments totaling $1.2 million had been made. We will issue 23,626 shares and make a cash payment of $195 thousand quarterly through December 31, 2003. The value of our shares to be issued and cash to be paid have been accrued in the accompanying consolidated balance sheet. Accordingly, $1.3 million and $1.7 million was included in accrued liabilities as of March 31, 2003 and 2002, respectively, and $1.3 million is reflected as long-term liability as of March 31, 2002. The fair value of the acquired software costs is being amortized over the estimated useful life of the software, which is three years.

      In November 2002, we entered into a management retention agreement with Mr. Anderson, pursuant to which we agreed to pay Mr. Anderson an aggregate of $450,000, with $250,000 payable immediately, $100,000 payable on January 1, 2003, and $100,000 payable on April 1, 2003, provided that Mr. Anderson has remained continuously employed with Novadigm through those dates. In addition, under the terms of the agreement, Mr. Anderson is required to repay all retention bonuses previously paid to him under the agreement if, prior to October 1, 2005, (i) he voluntarily terminates his employment with Novadigm or (ii) Novadigm terminates his employment for reasons relating to dishonesty or misconduct or, subject to certain conditions, a failure to substantially perform his duties as an employee of Novadigm. We are currently amortizing the retention bonus payment over the retention period. The unamortized balance is classified under prepaid expenses and other current assets and other long-term assets in our accompanying financial statements (see Note 10. “Related Party Transactions”).

      In May 2003, we reached an agreement to settle certain previously disclosed claims that had been asserted against us by Wallace D. Ruiz, our Chief Financial Officer and Treasurer. Under the terms of the settlement, Novadigm paid Mr. Ruiz approximately $1,080,000 and Mr. Ruiz repaid to the Company all of the outstanding principal and accrued interest on loans owed by him to Novadigm through a cash payment of approximately $838,000 and the surrender to the Company of 126,000 shares of Novadigm common stock pledged against repayment of the loans. Novadigm also entered into an Amended and Restated Employment

Agreement with Mr. Ruiz providing for, among other things, an increase in Mr. Ruiz’s base salary to $225,000 from $210,000 and the payment to Mr. Ruiz of a retention bonus of $450,000, subject to a two-year vesting schedule (see Note 10. “Related Party Transactions” and Note 12. “Subsequent Events”).

      The following table summarizes our contractual obligations as of March 31, 2003. This table should be read in conjunction with the accompanying notes to our consolidated financial statements (in thousands):

	Notes
Fiscal Year Ending March 31,	Payable	Operating Leases

2004	$686	$2,223
2005	—	2,009
2006	—	1,787
2007	—	715
2008	—	52

Total	$686	$6,786

      The notes payable represents the associated cash payments in connection with the intellectual property acquired in October 2001 and an amount due to an officer related to his management retention agreement. In addition, we will issue 23,626 shares of our Common Stock each quarter through December 31, 2003 related to the acquired intellectual property.

Related Party Transactions

      For financial information regarding Related Party Transactions, see Note 10 to our Consolidated Financial Statements included in this Annual Report.

Recent Accounting Pronouncements

      In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (including Certain Costs Incurred in a Restructuring). We were required to adopt SFAS 146, effective January 1, 2003. SFAS No. 146 will be applied prospectively and will depend on future actions taken by us.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123 (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We are required to adopt the disclosure provisions of SFAS 148, for annual financial statements for the fiscal year ended 2003 and for interim financial statements effective April 1, 2003. The required disclosures under SFAS 123, as amended by SFAS 148, are included in the notes to our 2003 consolidated financial statements.

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 148”). SFAS 148 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. We are required to adopt this statement for new contracts and certain hedging designated instruments after June 30, 2003, and certain provisions of this Statement as it relates to Statement 133 Implementation Issues are effective for fiscal quarters that began prior to June 15, 2003. We do not expect this Statement to have a material impact on our future consolidated operations or financial position.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 revises the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. This Statement requires that those instruments be classified as liabilities in statements of financial position. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2003. We do not expect this Statement to have a material impact on our future consolidated operations or financial position.

      In January 2002, the EITF issued EITF Issue No. 01-14, “Income Statement Characterization of Reimbursement Received For ‘Out-of-Pocket’ Expenses Incurred.” EITF Issue No. 01-14 requires reimbursements received for out-of-pocket expenses incurred be characterized as revenue in the Statement of Operations. Upon application, comparative financial statements for prior periods should be reclassified to conform to the current classification. We adopted the provisions of EITF Issue No. 01-14 effective April 1, 2002, as required. Accordingly, we reclassified reimbursements for out-of-pocket expenses in the amount of $427 thousand and $67 thousand previously recorded in cost of maintenance and services in the accompanying consolidated financial statement of operations to maintenance and service revenue for the years ended March 31, 2002 and 2001, respectively. In fiscal 2003, reimbursements for out-of-pocket expenses of $211 thousand were included in maintenance and service revenues. There was no effect on either our consolidated operating loss or net loss for fiscal 2002 or 2001.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that, at the time a company issues a guarantee, that company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. We are required to adopt the disclosure requirements in the Interpretation for financial statements for interim or annual periods ending after December 15, 2002. The adoption of this Interpretation on December 31, 2002 did not have a material impact on our consolidated financial position or results of operations.

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

      The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in the United Kingdom, France and Germany and conduct transactions in the local currency of each location. Although we currently derive no material revenues from highly inflationary economies, we are expanding our presence in international markets outside Europe, including the Pacific Rim and Latin America, whose currencies have tended to fluctuate more relative to the U.S. dollar. We have instituted a hedging program that we expect will reduce our exposure to exchange losses in the future. The program includes a company policy of denominating contracts in the currency of the subsidiary, the offsetting of revenues and expenses in the same currency to create natural hedges and the use of foreign exchange options and forward contracts to hedge net exposed positions. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on our business, operating results, revenues or financial condition. To date, the impact of fluctuations in these currencies resulted in net transaction gains (losses) of ($646) thousand, ($200) thousand and $4 thousand in fiscal 2003, 2002 and 2001, respectively.

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

      At March 31, 2003, our cash and cash equivalents consisted primarily of demand deposits and money market funds held by large institutions in the U.S., and our short-term securities represented investments in corporate debt with an initial maturity period of less than one year.

Item 8.	Financial Statements and Supplementary Data

      Our Financial Statements and Supplementary Data required by this item are set forth at the pages indicated in Part IV Item 15 (a) (1) and (2).

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      See our Current Report on Form 8-K, filed with the Commission on July 2, 2002, pertaining to changes in our certifying accountants.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information required by this item is incorporated by reference from the sections captioned “Election of Directors,” “Other Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” to be contained in our definitive proxy statement related to our Annual Meeting of Stockholders to be held September 17, 2003, to be filed by us with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G (3) of Form 10-K (the “Proxy Statement”).

Item 11.	Executive Compensation

      The information required by this item is incorporated by reference from the section captioned “Executive Compensation and Other Matters” to be contained in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

      The information required by this item other than Equity Compensation Plan Information, is incorporated by reference from the sections captioned “Beneficial Security Ownership of Management and Certain Beneficial Owners” to be contained in the Proxy Statement.

      The following table provides information as of March 31, 2003 related to our equity compensation plans in effect at that time:

	Number of	Weighted-
	Securities to be	Average Exercise	Number of
	Issued Upon	Price of	Securities
	Exercise of	Outstanding	Remaining Available
	Outstanding	Options,	for Future Issuance
	Options, Warrants	Warrants and	Under Equity
Plan Category	and Rights	Rights	Compensation Plans

Equity Compensation Plans approved by Security Holders	4,341,480	$5.95	257,693
Equity Compensation Plans not approved by Security Holders	971,083	9.92	328,917

Total	5,312,563	$6.66	586,610

Equity Compensation Plans Not Approved by Security Holders

      In October 1999, our Board of Directors adopted and approved the 1999 Nonstatutory Stock Option Plan (the “1999 Plan”) and reserved 500,000 shares of Common Stock for issuance under the 1999 Plan. The Board of Directors authorized and reserved an additional 250,000 shares for issuance under the 1999 Plan in February 2000, again in June 2000 and in August 2001. In November 2001, the Board of Directors authorized and reserved an additional 100,000 shares for issuance under the 1999 Plan. In April 2003, our Board of Directors authorized and reserved an additional 2,000,000 shares for issuance under the 1999 Plan (which shares are not reflected in the above table). Neither the 1999 Plan nor any of the amendments to the 1999 Plan were submitted to our stockholders for approval. The purposes of the 1999 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, new officers, directors and consultants and to promote the success of our business. Under the 1999 Plan, officers and directors are limited to grants at the time of initial service. Option terms may not exceed ten years from the date of grant and the 1999 Plan will continue in effect until October 25, 2009 unless terminated sooner. As of March 31, 2003, options to purchase 1,021,083 shares of our Common Stock had been granted pursuant to this plan, net of cancellations.

Stock Option Exchange

      On May 29, 2003, we announced the commencement of a voluntary stock option exchange program giving our non-executive employees the opportunity to exchange outstanding options for the right to receive new options at a later date. The opportunity to exchange outstanding options expires on July 31, 2003. Our Board of Directors determined that, because most of the existing options have exercise prices significantly higher than the current market price per share of our Common Stock, the existing options no longer have sufficient value to motivate and retain our employees. Neither our executive officers nor our directors are eligible to participate in this option exchange program.

      Employees who tender options for exchange will be granted, at their election, either: (i) new options to purchase three-fourths of the number of shares as the options tendered and accepted for exchange and that have the same vesting schedules as those of the tendered options or (ii) new options to purchase the same number of shares as those tendered options and that have vesting schedules that are 18 months longer than those of the tendered options. We plan to grant the new options on or about the first business day that is at least six months and one day following the date of cancellation of the options accepted for exchange. The exercise price of the new options will be equal to the fair market value of one share of our common stock on the new option grant date. We currently expect the new option grant date to be on or about February 2, 2004.

      Options to purchase 4,191,063 shares of Novadigm Common Stock, with a weighted average exercise price of $6.74 per share and a range of $1.70 to $24.63 per share, were held by employees eligible to participate in the stock option exchange program.

      The stock option exchange program has been designed to comply with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. Accordingly, we expect there will be no compensation charges as a result of the stock option exchange program. The terms and conditions of the stock option exchange program are contained in a Tender Offer Statement on Schedule TO that we filed with the Securities and Exchange Commission on May 29, 2003, and amendments thereto.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference from the section captioned “Certain Relationships and Related Transactions” to be contained in the Proxy Statement.

Item 14.	Controls and Procedures

      Evaluation of disclosure controls and procedures. Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. It should be noted that the design of any control system is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions nor that any evaluation of controls will detect all control issues and instances of fraud, if any.

      Changes in internal controls. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.

PART IV

Item 15.     Exhibits, Financial Statement Schedule, and Reports on Form 8-K

      (a) The following documents are filed as a part of this Form:

Page Number

1.	Consolidated Financial Statements:
	Independent Auditors’ Report	F-2
	Information Regarding Predecessor Independent Accountants’ Report	F-2-1
	Consolidated Balance Sheets — March 31, 2003 and 2002	F-3
	Consolidated Statements of Operations and Comprehensive Loss — For the Years Ended March 31, 2003, 2002 and 2001	F-4
	Consolidated Statements of Stockholders’ Equity — For the Years Ended March 31, 2003, 2002 and 2001	F-5
	Consolidated Statements of Cash Flows — For the Years Ended March 31, 2003, 2002 and 2001	F-6
	Notes to Consolidated Financial Statements	F-7
2.	Consolidated Financial Statement Schedule:
For the Years Ended March 31, 2003, 2002 and 2001:
	II — Valuation and Qualifying Accounts	S-1

      Additional schedules are not required under the related schedule instructions or are inapplicable, and therefore have been omitted.

          3.  Exhibits

3.1	Certificate of Incorporation of Registrant, as amended.(1)
3.2	Bylaws of Registrant, as amended.(1)
10.4	1992 Stock Option Plan, as amended and form of Stock Option Agreement. •(4)
10.5	1995 Employee Stock Purchase Plan and form of Subscription Agreement. •(1)
10.10	Form of Indemnification Agreement entered into between Registrant and its officers and directors. •(1)
10.11	Management Retention Agreement dated August 17, 1998 by and between the registrant and Robert B. Anderson. •(5)
10.13	Facility lease dated as of March 14, 1997, by and between Crossroad Developers Associates, LLC and the Registrant.(2)
10.14	Employment Agreement effective as of April 1, 1997 by and between the Registrant and Wallace D. Ruiz. •(2)
10.18	Security Agreement dated April 27, 2000 between the Registrant and Albion Fitzgerald. •(7)
10.19	Security Agreement dated April 17, 2000 between the Registrant and Wallace Ruiz. •(7)
10.20	Alliance Agreement dated June 30, 2000 between the Registrant and Hewlett-Packard Company.(6)
10.21	Employment Agreement effective as of April 16, 2001 by and between the Registrant and Gerald M. Labie. •(8)
10.22	Promissory Note dated April 27, 2002 between the Registrant and Albion Fitzgerald. •(8)
10.23	Promissory Note dated April 17, 2002 between the Registrant and Wallace Ruiz. •(8)
10.24	Second Amendment dated July 1, 2001 to Facility lease dated as of March 14, 1997, by and between Crossroad Developers Associates, LLC and the Registrant.(8)

10.25	Third Amendment dated February 1, 2002 to Facility lease dated as of March 14, 1997, by and between Crossroad Developers Associates, LLC and the Registrant.(8)
10.26	Promissory Note dated January 15, 2002 between the Registrant and Robert Anderson. •(8)
10.27	Loan Agreement dated March 12, 2002 between the Registrant and Fleet National Bank.(8)
10.28	1999 Stock Option Plan. •(8)
10.29	2000 Stock Option Plan. •(8)
10.30	Security Agreement dated October 1, 2001 between the Registrant and Wallace Ruiz. •(8)
10.31	First Amendment to the Novadigm, Inc. 1999 Nonstatutory Stock Option Plan. •
10.32	Retention Agreement effective as of November 8, 2002 by and between the Registrant and Robert B. Anderson. •
10.33	Amended and restated Employment Agreement effective April 1, 2003 by and between the Registrant and Wallace D. Ruiz. •
10.34	Settlement Agreement effective May 16, 2003 by and between the Registrant and Wallace D. Ruiz. •
21	Subsidiaries of the Registrant.
23.1	Consent of KPMG, LLP.
23.2	Information Regarding Consent of Arthur Andersen LLP
99.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•	This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(1)	Incorporated by reference to exhibit filed with the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-92746), as declared effective by the Commission on July 13, 1995.

(2)	Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

(3)	Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

(4)	Incorporated by reference to exhibit filed with the Registrant’s Registration Statement on Form S-8 (file No. 333-67877).

(5)	Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

(6)	Incorporated by reference to exhibit filed with the Registrant’s current report on Form 8-K dated July 19, 2000.

(7)	Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

(8)	Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

      (b) Reports on Form 8-K:

      We did not file any current reports on Form 8-K during the quarter ended March 31, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 30, 2003.

NOVADIGM, INC.

By:	/s/ WALLACE D. RUIZ

Wallace D. Ruiz
Vice President, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)

      Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ ALBION J. FITZGERALD Albion J. Fitzgerald	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	June 30, 2003

/s/ WALLACE D. RUIZ Wallace D. Ruiz	Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	June 30, 2003

/s/ ROBERT B. ANDERSON Robert B. Anderson	Executive Vice President, Secretary and Director	June 30, 2003

/s/ GERALD M. LABIE Gerald M. Labie	President, Chief Operating Officer and Director	June 30, 2003

/s/ ROBERT H. FORNEY Robert H. Forney	Director	June 30, 2003

/s/ DEBORAH DOYLE MCWHINNEY Deborah Doyle McWhinney	Director	June 30, 2003

/s/ H. KENT PETZOLD H. Kent Petzold	Director	June 30, 2003

CERTIFICATIONS

I, Albion J. Fitzgerald, certify that:

1. I have reviewed this annual report on Form 10-K of Novadigm, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ALBION J. FITZGERALD
_________________________________________ Albion J. Fitzgerald
Chairman of the Board and
Chief Executive Officer

Date: June 30, 2003

I, Wallace D. Ruiz, certify that:

1. I have reviewed this annual report on Form 10-K of Novadigm, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WALLACE D. RUIZ

Wallace D. Ruiz
Vice President, Treasurer and Chief Financial Officer

Date: June 30, 2003

NOVADIGM, INC.

INDEPENDENT AUDITORS’ REPORT

The Stockholders and Board of Directors

Novadigm, Inc.

      We have audited the accompanying consolidated balance sheet of Novadigm, Inc. and subsidiaries as of March 31, 2003 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year then ended, as listed in the accompanying index. In connection with our audit of the 2003 consolidated financial statements, we also have audited the 2003 consolidated financial statement schedule as listed in item 15 of the Company’s Form 10-K. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audit. The 2002 and 2001 consolidated financial statements and consolidated financial statement schedule of Novadigm, Inc. and subsidiaries as listed in item 15 of the Company’s Form 10-K were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule, before the restatement described in Note 2 to the consolidated financial statements, in their report dated April 22, 2002.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Novadigm, Inc. and subsidiaries as of March 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related 2003 consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed above, the consolidated financial statements of Novadigm, Inc. and subsidiaries as of March 31, 2002 and for the years ended March 31, 2002 and 2001 were audited by other auditors who have ceased operations. As described in Note 2, in 2003 the Company adopted the provisions of Emerging Issues Task Force 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred, which requires reclassification of comparative financial statements for prior periods. Accordingly, the amounts in the 2002 and 2001 consolidated financial statements relating to such reimbursements have been reclassified to comply with EITF 01-14. In addition, as described in Note 2, the 2002 and 2001 consolidated financial statements have been further reclassified to conform to the 2003 presentation. We audited the adjustments described in Note 2 that were applied to restate the 2002 and 2001 consolidated financial statements. In our opinion, such adjustments for 2002 and 2001 are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2002 and 2001 consolidated financial statements of Novadigm, Inc. and subsidiaries other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2002 and 2001 consolidated financial statements taken as a whole.

KPMG LLP

Short Hills, New Jersey

April 23, 2003, except as to Note 12, which is as of May 29, 2003

INFORMATION REGARDING PREDECESSOR INDEPENDENT ACCOUNTANTS’ REPORT

      THE FOLLOWING REPORT IS A COPY OF A PREVIOUSLY ISSUED REPORT BY ARTHUR ANDERSEN LLP (“ANDERSEN”). THE REPORT HAS NOT BEEN REISSUED BY ANDERSEN NOR HAS ANDERSEN CONSENTED TO ITS INCLUSION IN THIS ANNUAL REPORT ON FORM 10-K. AS DESCRIBED IN NOTE 2, THE CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN REVISED TO REFLECT CERTAIN RECLASSIFICATIONS TO THE 2002 AND 2001 CONSOLIDATED FINANCIAL STATEMENTS. THE ANDERSEN REPORT REFERS TO THE CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2001 AND THE CONSOLIDATED STATEMENTS OF OPERATIONS, COMPREHENSIVE LOSS, AND CASH FLOWS FOR THE YEAR ENDED MARCH 31, 2000 WHICH ARE NO LONGER INCLUDED IN THE ACCOMPANYING FINANCIAL STATEMENTS.

Report of Previous Independent Public Accountants

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

ARTHUR ANDERSEN LLP

Roseland, New Jersey

April 22, 2002

F-2-1

NOVADIGM, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2003	2002

	(in thousands, except per
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$15,666	$25,775
Restricted cash	150	—
Short-term marketable securities	13,760	—
Accounts receivable, net of allowance for doubtful accounts of $1,097 and $1,992 at March 31, 2003 and 2002, respectively	15,656	24,712
Prepaid expenses and other current assets	1,175	1,144

Total current assets	46,407	51,631
Property and equipment, net	2,182	2,625
Intangible assets, net	2,059	5,412
Other assets	788	855

Total assets	$51,436	$60,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,598	$2,697
Accrued liabilities	3,670	3,828
Accrued payroll and other compensation	4,211	5,403
Deferred revenue	12,235	10,542

Total current liabilities	23,714	22,470

Long-term liabilities	71	1,298
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized — 5,000 shares Issued — none	—	—
Common stock, $0.001 par value Authorized — 30,000 shares Issued — 19,247 and 20,668 shares as of March 31, 2003 and 2002, respectively	19	20
Additional paid-in capital	86,314	92,487
Treasury stock, 0 and 722 shares as of March 31, 2003 and 2002, respectively, at cost	—	(5,880)
Stockholders’ notes receivable	(233)	(1,326)
Accumulated deficit	(59,241)	(47,513)
Accumulated other comprehensive income (loss)	792	(1,033)

Total stockholders’ equity	27,651	36,755

Total liabilities and stockholders’ equity	$51,436	$60,523

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

NOVADIGM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended March 31,

	2003	2002	2001

	(in thousands, except per share data)
Revenues:
Licenses	$29,494	$39,158	$31,247
Maintenance and services	25,964	23,792	19,266

Total revenues	55,458	62,950	50,513

Operating expenses:
Cost of licenses — amortization of intangible asset	1,335	611	—
Cost of maintenance and services	14,233	12,102	9,345
Sales and marketing	26,398	27,509	23,884
Research and development	10,049	10,423	9,003
General and administrative	12,109	11,046	10,355
Amortization of intangible	2,018	8,072	6,046

Total operating expenses	66,142	69,763	58,633

Operating loss	(10,684)	(6,813)	(8,120)
Interest income, net	384	775	1,703
Other income (expense), net	(783)	(220)	2,054

Loss before provision for income taxes	(11,083)	(6,258)	(4,363)
Provision for income taxes	645	11	233

Net loss	$(11,728)	$(6,269)	$(4,596)

Basic net loss per share	$(0.60)	$(0.31)	$(0.23)

Weighted average basic common shares outstanding	19,672	19,953	19,711

Diluted net loss per share	$(0.60)	$(0.31)	$(0.23)

Weighted average diluted common shares outstanding	19,672	19,953	19,711

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended March 31,

	2003	2002	2001

	(in thousands)
Net loss	$(11,728)	$(6,269)	$(4,596)
Foreign currency translation adjustment	1,825	45	(739)

Comprehensive loss	$(9,903)	$(6,224)	$(5,335)

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NOVADIGM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
	Common Stock		Additional		Stockholders’		Other	Total
			Paid-in	Treasury	Notes	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Stock	Receivable	Deficit	Income (Loss)	Equity

	(in thousands)
Balance at March 31, 2000	18,590	$19	$68,683	$—	$(235)	$(36,648)	$(339)	$31,480
Exercise of stock options and purchases of shares under the stock purchase plan	725	—	3,323	—	—	—	—	3,323
Issuance of common stock for the strategic alliance	940	1	18,294	—	—	—	—	18,295
Purchase of treasury stock	(353)	—	—	(2,711)	—	—	—	(2,711)
Foreign currency translation adjustment	—	—	—	—	—	—	(739)	(739)
Loans to stockholders and accrued interest	—	—	—	—	(1,137)	—	—	(1,137)
Net loss	—	—	—	—	—	(4,596)	—	(4,596)

Balance at March 31, 2001	19,902	20	90,300	(2,711)	(1,372)	(41,244)	(1,078)	43,915
Exercise of stock options and purchases of shares under the stock purchase plan	367	—	1,713	—	—	—	—	1,713
Issuance of common stock for the acquisition of intellectual property	46	—	474	—	—	—	—	474
Purchase of treasury stock	(369)	—	—	(3,169)	—	—	—	(3,169)
Foreign currency translation adjustment	—	—	—	—	—	—	45	45
Loans to stockholders and accrued interest	—	—	—	—	(267)	—	—	(267)
Repayments of stockholder loans	—	—	—	—	313	—	—	313
Net loss	—	—	—	—	—	(6,269)	—	(6,269)

Balance at March 31, 2002	19,946	20	92,487	(5,880)	(1,326)	(47,513)	(1,033)	36,755
Exercise of stock options and purchases of shares under the stock purchase plan	198	—	719	—	—	—	—	719
Issuance of common stock for the acquisition of intellectual property	95	—	949	—	—	—	—	949
Purchase of treasury stock	(1,019)	—	—	(2,069)	280	—	—	(1,789)
Issuance of treasury stock for the exercise of stock options	27	—	(15)	122				107
Retirement of treasury stock	—	(1)	(7,826)	7,827	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	1,825	1,825
Repayments of stockholder loans	—	—	—	—	235	—	—	235
Reserve for stockholder loans	—	—	—	—	578	—	—	578
Net loss	—	—	—	—	—	(11,728)	—	(11,728)

Balance at March 31, 2003	19,247	$19	$86,314	$0	$(233)	$(59,241)	$792	$27,651

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NOVADIGM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,

	2003	2002	2001

	(amounts in thousands)
Cash flows from operating activities:
Net loss	$(11,728)	$(6,269)	$(4,596)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	4,741	10,010	6,768
Increase in allowance for shareholder notes	578	—	—
(Decrease) increase in allowance for doubtful accounts	(895)	(396)	636
Decrease (increase) in accounts receivable	9,951	636	(6,211)
(Increase) decrease in prepaid expenses and other current assets	(31)	106	(113)
Increase in intangible assets	—	(114)	(340)
Decrease (increase) in other assets	67	(543)	226
Increase (decrease) in accounts payable and accrued liabilities	1,174	(416)	1,019
Increase in long-term liabilities	71	—	—
(Decrease) increase in accrued payroll and other compensation	(1,192)	(55)	1,519
Increase (decrease) in deferred revenue	1,693	(1,344)	2,854
Increase in restricted cash	(150)	—	—

Net cash provided by operating activities	4,279	1,615	1,762

Cash flows from investing activities:
Acquisition of intellectual property	(780)	(390)	—
Purchases of property and equipment	(953)	(1,277)	(1,548)
Proceeds from the sales of property and equipment	8	30	7
Purchases of held-to-maturity securities	(40,770)	(39,969)	(54,001)
Proceeds from redemptions of held-to-maturity securities	27,010	46,539	68,779

Net cash (used in) provided by investing activities	(15,485)	4,933	13,237

Cash flows from financing activities:
Net proceeds from the sale of common stock and exercise of options	826	1,713	3,323
Proceeds from the Hewlett-Packard alliance agreement	—	—	2,500
Loans to stockholders, net of repayments	235	46	(1,137)
Purchases of treasury stock	(1,789)	(3,169)	(2,711)

Net cash (used in) provided by financing	(728)	(1,410)	1,975

Effect of foreign currency exchange rates on changes in cash and cash equivalents	1,825	45	(52)

Net (decrease) increase in cash and cash equivalents	(10,109)	5,183	16,922
Cash and cash equivalents at the beginning of the year	25,775	20,592	3,670

Cash and cash equivalents at the end of the year	$15,666	$25,775	$20,592

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$11	$3
Non-cash financing activity:
Issuance of common stock in connection with the acquisition of intellectual property (94,504 and 47,254 shares issued as of March 31, 2003 and 2002, respectively, 70,878 shares issuable as of March 31, 2003)	$949	$474	$—
Issuance of 940,000 shares of common stock in connection with the Alliance Agreement with Hewlett-Packard	$—	$—	$18,295
Purchase of treasury stock in exchange of shareholder loan — 141,441 shares	$280	$—	$—
Retirement of treasury stock — 1,714,403 shares	$7,827	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     The Company

      Novadigm, Inc. was incorporated in Delaware in February 1992. Novadigm, Inc. and its subsidiaries (“Novadigm” or the “Company”) design, market and support technology solutions that efficiently and reliably deliver, update and maintain software and content across the extended enterprise. The Company’s principal customers include medium-to-large organizations with widely deployed and heterogeneous networks with thousands to hundreds-of-thousands of computing devices. The Company has wholly-owned subsidiaries in France, Germany and the United Kingdom that act as sales and service offices to the European marketplace. The Company is subject to a number of risks, including a history of operating losses, dependence on key individuals, potential competition from larger and more established companies, customer concentration and the ability to penetrate the market with new products.

2.     Summary of Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

Translation of Foreign Currencies

      The functional currency of the Company’s subsidiaries is the local currency. Accordingly, all assets and liabilities are translated into U.S. dollars at current exchange rates as of the respective balance sheet date. Revenue and expense items are translated at the average rates prevailing during the period. Translation adjustments and the effects of exchange rate changes on intercompany transactions of a long-term investment nature are included in stockholders’ equity in the consolidated balance sheets. Gains and losses resulting from foreign currency transactions denominated in a currency other than the functional currency are included in net income or loss. For the fiscal years ended 2003, 2002 and 2001, net foreign currency transaction gains (losses) amounted to ($646) thousand, ($200) thousand and $4 thousand, respectively, which is reflected in other income (expense), net in the consolidated statements of operations.

Use of Estimates

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment; intangible assets; valuation allowance for doubtful accounts; valuation allowance on deferred assets; allowance for litigation; and valuation of derivative instruments. Actual results could differ from those estimates.

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

      The following prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on net income (in thousands):

	Prior to			After
	Adjustment	Adjustments		Adjustment

Consolidated balance sheet as of March 31, 2002
Accounts receivable, net	18,669	6,043	(1)	24,712
Other assets	1,090	(235	)(2)	855
Deferred revenue	4,499	6,043	(1)	10,542
Stockholders’ notes receivable	1,091	235	(2)	1,326
Consolidated statement of operations for the year ended March 31, 2002
Maintenance and service revenue	23,365	427	(3)	23,792
Cost of license — amortization of intangible assets	—	611	(4)	611
Cost of maintenance and services	11,675	427	(3)	12,102
Sales and marketing	27,127	382	(5)	27,509
General and administrative	11,323	(277	)(5)(6)	11,046
Amortization of intangible	8,683	(611	)(4)	8,072
Other income (expense), net	(325)	105	(6)	(220)
Consolidated statement of operations for the year ended March 31, 2001
Maintenance and service revenue	19,199	67	(3)	19,266
Cost of maintenance and services	9,278	67	(3)	9,345
Sales and marketing	25,934	(2,050	)(5)	23,884
General and administrative	8,305	2,050	(5)(6)	10,355

(1)	Reclassification of billings to increase accounts receivable related to deferred revenues in the accompanying consolidated balance sheet.

(2)	Reclassification of stockholders’ notes from other assets to stockholders’ notes receivable in the accompanying consolidated balance sheet.

(3)	Reclassification of out-of-pocket expenses previously recorded in cost of maintenance and services to maintenance and service revenue as per EITF No. 01-14, Income Statement Characterization of Reimbursement Received For “Out-of-Pocket” Expenses Incurred in the accompanying consolidated statements of operations.

(4)	Reclassification of amortization of intangible asset acquired with the intellectual property purchased in October 2001. The acquired intellectual property is embedded in the Company’s product suite, thus this amortization cost is reclassified from amortization of intangible to cost of license in the accompanying consolidated statement of operations.

(5)	Reclassification of provision for doubtful accounts from sales and marketing to general and administrative in the accompanying consolidated statement of operations.

(6)	Reclassification of other miscellaneous corporate expenses from other income (expenses) to general and administrative expenses in the accompanying consolidated statement of operations. The amount in fiscal 2001 was immaterial.

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Revenues from perpetual software license agreements are recognized upon shipment of the software if evidence of an arrangement exists, pricing is fixed and determinable, and collectibility is probable. Shipment of the software is generally performed by the physical delivery of a CD or by electronic delivery of the licensed software. Evidence of an arrangement generally takes the form of a software license agreement signed by the customer and by the Company. In the case of an existing license customer, additional orders may come in the form of an addendum to the software license agreement, a purchase order, order letter, or similar authorizing document from the customer. The Company evaluates whether the software transaction has a fixed and determinable price. A key factor in this evaluation is the payment terms in relation to the Company’s experience with the customer or with a similar class of customers. Generally, software transactions have terms of less than one year and have no unresolved acceptance criteria or similar contingency. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. The Company evaluates the probability of collection based upon the creditworthiness of the customer.

      The Company allocates revenue on software arrangements involving multiple elements to each element based on its relative fair value. The Company’s determination of fair value of each element is based on vendor specific objective evidence (VSOE). The Company analyzes all of the elements of the software arrangement and determines if it has sufficient VSOE to allocate revenue to maintenance, consulting and training components. Accordingly, assuming all other revenue recognition criteria are met, license revenue is recognized upon delivery using the residual method in accordance with SOP 98-9, where the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The revenue allocated to licenses generally is recognized upon delivery of the products. The revenue allocated to maintenance is generally recognized ratably over the term of the support, typically twelve months, and revenue allocated to consulting and training elements generally is recognized as the services are performed. If evidence of the fair value for undelivered elements does not exist, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered.

      The Company enters into reseller arrangements that typically provide for sublicense fees payable to the Company based on a percentage of list price. Reseller arrangements may include non-refundable payments in the form of guaranteed sublicense fees. Guaranteed sublicense fees from resellers are recognized as revenue upon shipment of the master copy of all software to which the guaranteed sublicense fees relate if the reseller is creditworthy and if the terms of the agreement are such that the payment obligation is not subject to price adjustment, is non-cancelable and non-refundable and due within 90 days. These guaranteed sublicense fees are applied against sublicense fees reported by the reseller in relicensing the Company’s products to end-users. In 2003, 2002 and 2001, $0, $250 thousand, and $0, respectively, were recognized in guaranteed sublicense fees. As of March 31, 2003, an immaterial balance of the guaranteed sublicense fees recognized by the Company had yet to be placed with end-users or forfeited by the reseller.

      The Company’s standard software license agreement provides for a limited warranty that it is the owner of the licensed products and that the licensed products will operate substantially in accordance with the functionality described in the documentation provided with the products for a period of six months. This standard software license agreement does not provide for price protection. This standard software license agreement does not provide for a right-of-return, except if the Company’s products are found to be infringing

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on another’s intellectual property rights, a court issues a final injunction and the Company is unable to secure a license for a customer or replace or modify the customer’s infringing software so that it is no longer infringing, in that case the customer is entitled to return the licensed product. To date, the Company has never had to pay, perform or otherwise compensate a customer under a warranty or indemnification. There is no provision for estimated returns, because none are anticipated. There is no warranty reserve due to the Company’s historical experience which indicates that it is capable of honoring its warranties. There is no provision for price protection, because it is not offered.

      Cost of licenses — amortization of intangible asset includes the amortization of the intangible asset acquired with intellectual property acquired in October 2001.

      Cost of maintenance and services includes the direct and indirect costs of providing technical support and consulting and training services to our customers. The Company has a professional services organization that offers supplemental staff resources for product installation, deployment and implementation, and project management activities solely to customers that license the Company’s software products. The professional services organization does not modify or customize the licensed products, rather it assists the customer with configuration, installation and deployment of the licensed products in the customer’s IT environment. In those few instances where customers have required an insignificant modification or customization to the licensed products, the specifications of the change are contracted for by the customer and revenue is deferred until the modified product is delivered and accepted. The Company has established standard daily charges which it offers to its customers in connection with license sales and on a stand-alone basis. These rates establish VSOE of fair value and are the basis by which revenue earned is measured. Cost of maintenance and services consists primarily of payroll and benefits for field engineers and support personnel, other related overhead and third party consulting fees.

      The Company has a network of “certified” or approved service providers. These service providers offer supplemental staff resources for product installation, deployment and implementation, and project management services for customers who license the Company’s software products. Depending on the customer’s preference and the Company’s availability, service providers may contract directly with the Company’s customer to perform the needed services, or where the Company contracts directly with the customer for the performance of the services, the Company may subcontract the service provider on an hourly or daily basis to perform the needed services. If the service provider contracts directly with the Company’s customer, neither revenue nor expense is recognized by the Company. Where the Company contracts directly with the customer and subcontracts with a service provider to perform the services, revenue is recognized as the work is performed and accepted, and expense is recognized as incurred.

      Deferred revenue primarily relates to maintenance, consulting and training services which have been paid by the customers prior to the performance of those services.

Cash Equivalents

      Cash equivalents consist of overnight repurchase agreements, commercial paper, corporate notes and certificates of deposit with an initial term of less than three months. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2003 and 2002, the Company held approximately $19.5 million and $20.4 million, respectively, of commercial paper with a variety of large companies.

Restricted Cash

      Restricted cash represents a certificate of deposit placed by the Company with its bank for issuance of letters of credit to the Company’s lessor for office space.

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations of Credit Risk

      Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments, marketable securities and accounts receivable. The Company has investment policies that restrict placement of cash investments and marketable securities to financial institutions evaluated as highly creditworthy. The Company generally does not require collateral on trade accounts receivable as its customer base consists of large, well-established companies and governmental entities. As of March 31, 2003 and 2002, approximately 22% and 15%, respectively, of accounts receivable were concentrated with one customer which is a large company that the Company has determined is creditworthy.

Marketable Securities

      Marketable securities, which are composed of commercial paper, government and government-backed notes and corporate notes, are classified as held-to-maturity. Held-to-maturity securities represent those securities that the Company has both a positive intent and ability to hold the security until maturity.

      A decline in the market value of any held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to operations and a new cost basis for the security is established.

      Premiums and discounts are amortized over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Dividend and interest income are recognized when earned.

      The Company had $13.8 million and $0 of held-to-maturity securities at March 31, 2003 and 2002, respectively.

      Proceeds from redemption of held-to-maturity securities were approximately $27.0 million, $46.5 million and $68.8 million in fiscal years 2003, 2002 and 2001, respectively.

Fair Value of Financial Instruments

      The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximate their fair values.

Property and Equipment

      Property and equipment are stated at historical cost and consists of the following at March 31, (in thousands):

	2003	2002

Computer equipment and software	$7,946	$7,203
Furniture and fixtures	909	844
Leasehold improvements	1,434	1,297

	10,289	9,344
Less: Accumulated depreciation and amortization	(8,107)	(6,719)

	$2,182	$2,625

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets as follows:

Computer equipment and software	3 years
Furniture and fixtures	5 years
Leasehold improvements	5 years (lesser of lease term or estimated useful life)

      Depreciation and amortization related to property and equipment amounted to $1.4 million, $1.3 million and $722 thousand for fiscal 2003, 2002 and 2001, respectively.

Intangible Assets

	As of March 31, 2003

		Weighted
	Gross	Average		Net
	Carrying	Amortization	Accumulated	Carrying
	Amount	Period	Amortization	Amount

	(dollars in thousands)
Amortizing intangible assets:
Strategic Alliance with Hewlett-Packard	$16,136	2.0 yrs	$(16,136)	$—
Acquired Software Costs	4,005	3.0 yrs	(1,946)	2,059

Total	$20,141		$(18,082)	$2,059

	As of March 31, 2002

		Weighted
	Gross	Average		Net
	Carrying	Amortization	Accumulated	Carrying
	Amount	Period	Amortization	Amount

	(dollars in thousands)
Amortizing intangible assets:
Strategic Alliance with Hewlett-Packard	$16,136	2.0 yrs	$(14,118)	$2,018
Acquired Software Costs	4,005	3.0 yrs	(611)	3,394

Total	$20,141		$(14,729)	$5,412

      The Company’s net intangible asset at March 31, 2003, $2.1 million, is attributable to the Company’s acquisition of intellectual property from another organization in October 2001. The cost of intellectual property acquired in October 2001 was $3.9 million, net of acquisition costs of $112 thousand, and is payable through the issuance of 212,636 shares of common stock and payment of $1.7 million over nine quarters. As of March 31, 2003, 141,758 shares of common stock had been issued and payments totaling approximately $1.2 million have been made. The Company will issue 23,626 shares and make a cash payment of $195 thousand each quarter through December 31, 2003. The value of the shares to be issued and cash to be paid in the amount of $1.3 million is included in accrued liabilities in the accompanying March 31, 2003 consolidated balance sheet. The Company allocated the excess of the purchase price over the fair value of the tangible net assets acquired to acquired software and is amortizing this amount over three years and is included in cost of licenses — amortization of intangible assets in the accompanying consolidated statement of operations.

      In June 2000, the Company entered into an alliance agreement with Hewlett-Packard to integrate, market and sell its software and content management products with Hewlett-Packard’s HP OpenView management solutions for the enterprise and service providers markets. As part of the agreement, the Company issued 940,000 shares of its Common Stock to Hewlett-Packard and a warrant for an additional 250,000 shares of the Company’s Common Stock. Both the shares issued and the warrant contained

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restrictions. In addition to the alliance agreement, and for a fee of $2.5 million, Hewlett-Packard was provided a one-year, limited license to upgrade certain existing customers to the Company’s Radia product. The fair value of the equity issued, less the cash received from Hewlett-Packard, or $16.1 million, was recorded as an intangible asset at June 30, 2000, and was amortized over two years, the initial term of the agreement (see Note 9 to the Consolidated Financial Statements).

      Amortization expense related to these two intangible assets was $3.4 million and $8.7 million for the years ended March 31, 2003 and 2002, respectively. The future minimum amortization with respect to intangible assets is estimated to be approximately $334 thousand per quarter and is expected to be fully amortized by December 2004.

Long-Lived Assets

      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was adopted on April 1, 2002, the Company monitors events or changes in circumstances that may indicate carrying amounts of its long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of its assets by determining whether the carrying amount of its assets will be recovered through undiscounted, expected future cash flows. Should the Company determine that the carrying values of specific long-lived assets are not recoverable, the Company would record a charge to operations to reduce the carrying value of such assets to their fair values. The Company considers various valuation factors, principally discounted cash flows, to assess the fair values of long-lived assets.

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

Basic and Diluted Net Loss per Share

      Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period adjusted to reflect the dilutive impact of potential common shares outstanding during the period.

      For the years ended March 31, 2003, 2002 and 2001, the impact of potential common shares of 5,183,000, 1,202,000 and 1,196,000, respectively, have been excluded from dilutive EPS as their inclusion would have been anti-dilutive.

Derivatives

      On April 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires the recognition of all

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

derivative instruments as either assets or liabilities in the consolidated balance sheet, and the periodic adjustment of those instruments to fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resultant designation.

      The Company has instituted a hedging program that it expects will reduce its exposure to exchange losses in the future. The program includes a company policy of denominating contracts in the currency of the subsidiary, the offsetting of revenues and expenses in the same currency to create natural hedges and the use of foreign exchange options and forward contracts to hedge net exposed positions.

      During the second quarter of fiscal 2003, the Company’s European operations entered into a foreign currency option transaction to sell (put option) US dollars to British Pounds (call) amounting to $1,667,000, with a strike price of $1.5815. The option expiration date was April 11, 2003. The Company’s primary purpose for entering into this transaction is to cover an exchange gain or loss on a US dollar denominated receivable on the books of one of its foreign subsidiaries. The premium paid on the transaction is ratably charged to operations over the life of the contract and the gain or loss on the transaction is recognized in earnings in the period in which the gain or loss arises. During fiscal 2003, the Company recorded a gain of $8 thousand related to this option transaction.

Warranty and Indemnification

      The Company’s standard license agreement generally provides its customers with a performance warranty on its software products for a six-month period. Such warranties are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies.” To date, the Company has not incurred any costs related to warranty obligations.

      The Company’s product license and services agreements include a limited indemnification provision for claims from third-parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5. The indemnification is limited to the amount paid by the customer. To date, claims under such indemnification provisions have not been significant.

Stock-based Compensation

      At March 31, 2003, the Company has various stock-based employee compensation plans, which are described more fully in Note 5. The Company accounts for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no stock option related compensation expense has been recognized in the consolidated statements of operations, as all options granted had an exercise price equal to the market value of the underlying stock on the date of grant. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to adopt the disclosure requirements of SFAS No. 123 and SFAS No. 148, Accounting for Stock Based Compensation — Transition and Disclosure, an amendment to FASB Statement No. 123. Awards under the Company’s plans vest over four years. Therefore, the cost related to stock-based employee compensation included in the determination of net loss for 2003, 2002 and 2001 is less than that which would have been recognized if the fair-value based method had been applied to all awards since the original effective date of Statement 123. The following table illustrates the effect on net loss and net loss per share if the fair-value

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based method had been applied to all outstanding and unvested awards in each period using the Black-Scholes option pricing model and the assumptions discussed in Note 5.

	Year Ended March 31,

	2003	2002	2001

	(in thousands, except per share data)
Net loss as reported	$(11,728)	$(6,269)	$(4,596)
Less: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	4,876	6,280	5,483
Pro forma loss	$(16,604)	$(12,549)	$(10,079)
Basic and diluted loss per share – as reported	$(0.60)	$(0.31)	$(0.23)
Basic and diluted loss per share – pro forma	$(0.84)	$(0.63)	$(0.51)

Recent Accounting Pronouncements

      In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” (including Certain Costs Incurred in a Restructuring). We were required to adopt SFAS 146, effective January 1, 2003. SFAS No. 146 will be applied prospectively and will depend on future actions taken by the Company.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123 (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to adopt the disclosure provisions of SFAS 148, for annual financial statements for the fiscal year ending 2003 and for interim financial statements effective April 1, 2003. The required disclosures under SFAS No. 123, as amended by SFAS No. 148, are included in the notes to our 2003 consolidated financial statements.

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 148”). SFAS 148 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company is required to adopt this statement for new contracts and certain hedging designated instruments after June 30, 2003 and certain provisions of this Statement as it relates to Statement 133 Implementation Issues are effective for fiscal quarters that began prior to June 15, 2003. The Company does not expect this Statement to have a material impact on its future consolidated operations or financial position.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. This Statement requires that those instruments be classified as liabilities in statements of financial position. This Statement is effective for financial instruments entered into or modified after May 31,

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003, and otherwise is effective for interim periods beginning after June 15, 2003. The Company does not expect this Statement to have a material impact on its future consolidated operations or financial position.

      In January 2002, the EITF issued EITF Issue No. 01-14, “Income Statement Characterization of Reimbursement Received For “Out-of-Pocket” Expenses Incurred.” EITF Issue No. 01-14 requires reimbursements received for out-of-pocket expenses incurred be characterized as revenue in the Statement of Operations. Upon, application, comparative financial statements for prior periods should be reclassified to conform to the current classification. The Company adopted the provisions of EITF Issue No. 01-14 effective April 1, 2002, as required. Accordingly, the Company has reclassified reimbursements for out-of-pocket expenses in the amount of $427 thousand and $67 thousand previously recorded in cost of maintenance and services in the accompanying consolidated financial statement of operations to maintenance and service revenue for the years ended March 31, 2002 and 2001, respectively. In fiscal 2003, reimbursements for out-of-pocket expenses of $211 thousand were included in maintenance and service revenues. There was no effect on either the Company’s consolidated operating loss or net loss for fiscal 2002 or 2001.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, that company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The Company is required to adopt the disclosure requirements in the Interpretation for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this Interpretation on December 31, 2002 did not have a material impact on the Company’s consolidated financial position or results of operations.

3.     Commitments and Contingencies

      The Company has various leases for its facilities under non-cancelable operating lease agreements. Rent expense incurred under these agreements in the fiscal years 2003, 2002 and 2001 was approximately $2.5 million, $2.2 million and $1.5 million, respectively.

      During 1997 and 2001, Novadigm entered into amendments of the lease for its headquarters. Under the amendments, Novadigm increased the total leased space and extended the lease term for its original leased space. Future minimum commitments under all facility leases are as follows (in thousands):

Year Ending March 31,

2004	$2,223
2005	2,009
2006	1,787
2007	715
2008	52

$6,786

      On November 10, 2000, the Company and Marimba, Inc. signed a memorandum of understanding settling their patent disputes. Although the terms of the settlement are confidential, it consisted of a cash payment and the signing of the settlement and patent license agreements. Of the cash received, approximately $2.2 million was included in other income for the year ended March 31, 2001. The deferred amount is being recognized as revenue over the expected period of utilization of the patent license agreement. For the years

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended March 31, 2003 and 2002, approximately $543 thousand in each fiscal year of this amount has been recognized in license revenue each year.

      In March 2002, the Company entered into an unsecured revolving line of credit agreement with a bank providing for borrowings of up to $1.0 million. The line of credit expired in March 2003 and was not renewed, and the Company is currently reviewing its banking relationships and alternatives. At March 31, 2003 and 2002, no amounts were due and outstanding under this revolving line of credit.

      The Company’s cost for intellectual property acquired in October 2001 was $3.9 million, net of acquisition costs of $112 thousand, and is payable through the issuance of 212,636 shares of the Company’s Common Stock and payment of $1.7 million over 9 quarters. As of March 31, 2003, 141,758 shares of Common Stock had been issued and payments totaling $1,170 thousand had been made. The Company will issue 23,626 shares and make a cash payment of $195 thousand quarterly through December 31, 2003. The value of shares to be issued and cash to be paid have been accrued in the accompanying consolidated balance sheet. Accordingly, $1.3 million and $1.7 million was included in accrued liabilities as of March 31, 2003 and 2002, respectively, and $1.3 million is reflected as long-term liability as of March 31, 2002. The fair value of the acquired software costs is being amortized over the estimated useful life of the software, which is three years.

      In October 2000, the Company announced its intention to repurchase up to 500,000 of the outstanding shares of its Common Stock. On August 3, 2001, the Board of Directors increased the number of shares authorized for repurchase by an additional 550,000 shares. In September 2001, the Securities and Exchange Commission issued temporary regulations easing restrictions on the repurchases of stock by public companies. The Board of Directors authorized the repurchase of up to another 250,000 shares after the temporary regulations were issued. At March 31, 2003, the remaining authorization for all stock repurchases was approximately 53,700 shares. In May 2003, the Board of Directors increased the number of shares authorized for repurchase by an additional 500,000 shares.

      On July 6, 2001, Beck Systems, Inc. filed a complaint against Novadigm, Inc. and two of its customers in the United States District Court for the Northern District of Illinois, alleging infringement of two patents held by Beck Systems. The customers have been dismissed from the lawsuit. Beck Systems alleges that Novadigm’s manufacture and marketing of its EDM and Radia products infringes on the Beck Systems patents. Management believes that the Company has meritorious defenses and are defending this suit vigorously. While management believes the outcome of this complaint will not be unfavorable, any unfavorable outcome of this litigation could have an adverse impact on the Company’s business, consolidated financial condition and results of operations.

4.     Common Stock

      In July 1995, the Company completed a public offering on the NASDAQ National Market of 2,875,000 shares of common stock resulting in net proceeds to the Company of approximately $32.2 million after offering costs. Since the public offering and through March 31, 2003, the Company has expended approximately $11.1 million to repurchase approximately 2.2 million of its common shares. In July 2000, pursuant to the Alliance Agreement with Hewlett-Packard, Novadigm issued 940,000 shares of its Common Stock and a warrant for an additional 250,000 shares (see Note 9). In October 2001, the Company committed to issue 212,636 shares of common stock in connection with the acquisition of intellectual property (see Note 2), of which 141,758 shares had been issued by March 31, 2003.

5.     Stock Options and Stock Purchase Plan

      At the Annual Meeting of Stockholders in September 2000, the Company’s stockholders adopted and approved the 2000 Stock Option Plan (the “2000 Plan”) and terminated the 1992 Stock Option Plan, as

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amended (the “1992 Plan”). The 2000 Plan permits the Company to grant incentive stock options to employees and officers of the Company and nonstatutory stock options to eligible employees, officers, directors and consultants. Incentive stock options are granted at no less than fair market value at the date of grant based upon the price per share of Novadigm’s stock on the NASDAQ National Market. Nonqualified stock options are granted at no less than 85% of fair market value at the date of grant. Accordingly, no options had been granted for less than the fair market value at the date of grant. Option terms may not exceed ten years and vesting is determined by the Board of Directors for each individual grant (generally over four years). A total of 2,692,451 shares of the Company’s Common Stock have been reserved for issuance under the 2000 Plan. In addition, an annual increase in the share reserve is added on the first day of each fiscal year of the Company, beginning April 1, 2001, equal to the lesser of (i) 750,000 shares, (ii) three percent (3%) of the total Common Stock outstanding as of the last day of the prior fiscal year, and (iii) such amount as may be determined by the Company’s Board of Directors. As of March 31, 2003, options to purchase 2,384,758 shares of Common Stock have been granted pursuant to the 2000 plan, net of cancellations.

      The terms and provisions of the terminated 1992 Plan were essentially the same as the 2000 Plan that replaced it. A total of 5,200,000 shares of common stock were reserved for issuance under the 1992 Plan and as of March 31, 2003 a total of 4,649,000 shares were granted, net of cancellations.

      In October 1999, the Board of Directors adopted and approved the 1999 Nonstatutory Stock Option Plan (the “1999 Plan”) and reserved 500,000 shares of common stock for issuance under the 1999 Plan. The Board of Directors authorized and reserved an additional 250,000 shares for issuance under the 1999 Plan in February 2000, again in June 2000 and in August 2001. In November 2001, the Board of Directors authorized and reserved an additional 100,000 shares for issuance under the 1999 Plan. In April 2003, the Company’s Board of Directors authorized and reserved an additional 2,000,000 shares for issuance under the 1999 Plan. Neither the 1999 Plan nor any of the amendments to the 1999 Plan were submitted to the Company’s stockholders for approval. The purposes of the 1999 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, new officers, directors and consultants of the Company and to promote the success of the Company’s business. Under the 1999 Plan, officers and directors are limited to grants at the time of initial service. Option terms may not exceed ten years from the date of grant and the 1999 Plan will continue in effect until October 25, 2009 unless terminated sooner. As of March 31, 2003, options to purchase 1,021,083 shares of Common Stock have been granted pursuant to this plan, net of cancellations.

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the option activity (in thousands, except per share data):

	Shares	Weighted
	Underlying	Average
	Options	Exercise Price

Balance at March 31, 2000	3,956	$6.63
Granted	1,149	9.91
Exercised	(633)	4.70
Canceled	(627)	8.31

Balance at March 31, 2001	3,845	$7.65
Granted	2,217	5.74
Exercised	(273)	4.49
Canceled	(107)	10.15

Balance at March 31, 2002	5,682	$7.01
Granted	465	4.44
Exercised	(112)	4.07
Canceled	(722)	8.41

Balance at March 31, 2003	5,313	$6.66

      At March 31, 2003, 3,502,184 options are vested and exercisable and 586,610 shares of common stock were reserved for future issuance under these Plans. The weighted average exercise price of exercisable options at March 31, 2003 was $6.72 per share.

      The following table summarizes the information above about options outstanding and options exercisable at March 31, 2003 (in thousands, except per share data):

	Outstanding			Exercisable

			Weighted Average
	Number	Weighted Average	Contractual Life	Number	Weighted Average
Option Price Range	of Shares	Exercise Price	Remaining	of Shares	Exercise Price

$1.57-$6.95	2,973	$4.30	6.56 Years	1,976	$4.29
$6.98-$15.25	2,253	9.22	7.15 Years	1,464	9.38
$18.00-$24.63	87	21.10	7.10 Years	62	21.15

	5,313	$6.66	6.82 Years	3,502	$6.72

      The weighted average fair values of options granted during fiscal 2003, 2002 and 2001 were $3.44, $3.81 and $9.08, respectively.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2003, 2002 and 2001: risk-free interest rates ranged from 2.9% to 4.7%, expected dividend yields of 0%, expected lives of 5.0 years and expected volatility of 103%, 79% and 136% for 2003, 2002 and 2001, respectively.

      On May 17, 1995, the Company’s Board of Directors adopted Novadigm’s Employee Stock Purchase Plan (the “Purchase Plan”), which was approved by the stockholders at the Company’s annual meeting on November 17, 1995. A total of 1,000,000 shares of the Company’s Common Stock were reserved for issuance under the Purchase Plan. The Purchase Plan covers substantially all employees in the United States. The participants’ purchase price is the lower of 85% of the closing price on the first trading day of the six-month trade period or the last trading day of the period. Approximately 113,000 shares were purchased by employees during fiscal 2003 and 92,000 shares were purchased in fiscal 2002 and 2001. At March 31, 2003, Novadigm has reserved approximately 516,000 shares for future issuance.

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Income Taxes

      The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109 (“SFAS 109”) Accounting for Income Taxes. SFAS 109 provides for an asset and liability approach to accounting for income taxes under which deferred income taxes are provided based upon currently enacted tax laws and rates.

      The components of the provision for income taxes are as follows (in thousands):

	For the Years Ended
	March 31,

	2003	2002	2001

Current
U.S. Federal	$(73)	$—	$90
State and local	—	—	20

Total current	$(73)	$—	$110

Deferred
U.S. Federal	—	—	—
State and local	—	—	—

Total deferred	—	—	—

Foreign	718	11	123

Provision for income taxes	$645	$11	$233

      The components of the net deferred tax asset at March 31, 2003 and 2002 are as follows (in thousands):

	2003	2002

Deferred tax assets:
Net operating loss carryforwards	$18,104	$11,676
Reserves and accruals not yet deductible for tax purposes	1,125	1,576
Credit carryforwards	—	927
Amortization of intangible asset	11	680
Depreciation	276	432

Total deferred tax assets	19,516	15,291
Valuation allowance	(19,516)	(15,291)

Net deferred tax asset	$—	$—

      As of March 31, 2003, Novadigm had net operating loss carryforwards for federal and state income tax reporting purposes of approximately $42 million as well as foreign net operating losses of approximately $3.2 million. These carryforwards expire commencing 2012 through 2023. The Company’s ability to utilize the net operating loss carryforwards in future years may be limited in some circumstances, including significant changes in ownership interests, due to certain provisions of the Internal Revenue Code of 1986. A full valuation allowance has been recorded by the Company in the accompanying consolidated financial statements to offset the deferred tax assets as their future realizability is uncertain considering the Company’s historical operating results. The Company has not provided federal income taxes on the undistributed earnings of its foreign subsidiaries as it is the Company’s intention to permanently reinvest undistributed earnings (approximately $500 thousand as of March 31, 2003).

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision for income taxes for the years ended March 31, 2003 and 2002 differs from the statutory U.S. Federal income tax rate due to the following (in thousands):

	2003	2002	2001

(Benefit) provision at U.S. statutory rate	$(3,879)	$(2,190)	$(1,527)
State income taxes, net of federal benefit	—	(31)	22
Change in valuation allowance	4,225	2,158	1,615
Provision for foreign taxes	718	—	123
Recording deferred tax assets prior to valuation allowance	(419)	—	—
Other	—	74	—

Total tax provision	$645	$11	$233

7.     Borrowing Facility

      In March 2002, the Company entered into an unsecured revolving line of credit agreement with a bank providing for borrowings of up to $1.0 million. The line of credit expired in March 2003 and was not renewed and the Company is currently reviewing its banking relationships and alternatives. At March 31, 2003 and 2002, no amounts were due and outstanding under this revolving line of credit.

8.     Major Customers

      During fiscal years 2003, 2002 and 2001, only one customer, Electronic Data Systems Corporation (“EDS”) accounted for more than 10% of the Company’s total revenues. During fiscal year 2003, EDS accounted for approximately $11.0 million or approximately 20% of total revenues. During fiscal 2002, EDS accounted for approximately $10.0 million, or approximately 16% of total revenues. During 2001, EDS accounted for $6.1 million, or approximately 12% of total revenues.

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

      As part of the agreement with Hewlett-Packard, the Company issued 940,000 shares of its common stock to Hewlett-Packard and a warrant for an additional 250,000 shares of its common stock. Both the shares issued and the warrant contain restrictions. In addition to the agreement, and for a fee of $2.5 million, Hewlett-Packard was provided a one-year, limited license to upgrade certain existing customers to Novadigm’s Radia product. The fair value of the equity issued, less the cash received from Hewlett-Packard and related transaction costs, or $16.1 million, was recorded as an intangible asset at June 30, 2000, and was being amortized over the initial term of the agreement, two years. The amortization expense for fiscal 2003, 2002 and 2001 was $3.4 million, $8.1 million and $6.0 million, respectively. At March 31, 2003, the net balance of this intangible asset was $0 (see Note 2) and the warrant was vested and exercisable at a weighted average exercise price of $20.875. The agreement automatically renewed for an additional year upon expiration of the initial term.

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

      In July 1996, the Company loaned Robert B. Anderson, the Company’s Executive Vice President, Secretary and Director, an aggregate amount of $226,450 for the purchase of shares of the Company’s Common Stock. The full recourse loan was originally due and payable on July 21, 2000, bore interest at a rate of 6.04% and was secured by shares of the Company’s Common Stock. In July 2001, the maturity date of the loan was extended until July 21, 2002 with interest at the rate of 6.04% per annum, and in April 2002, the Company extended the maturity date until October 21, 2002 with interest at the rate of 2.88% per annum. In January 1997, the Company loaned Mr. Anderson $38,000 to pay income taxes. That loan was extended until January 15, 2002, with interest at the rate of 5.90% per annum, and in April 2002, the loan was extended until October 21, 2002, with interest at the rate of 2.73% per annum. In October 2002, the Company notified Mr. Anderson that these loans were immediately due and payable. In November 2002, the Company entered into a management retention agreement with Mr. Anderson, pursuant to which the Company agreed to pay Mr. Anderson an aggregate of $450,000, with $250,000 payable immediately, $100,000 payable on January 1, 2003, and $100,000 payable on April 1, 2003, provided that Mr. Anderson has remained continuously employed with Novadigm through those dates. In addition, under the terms of the agreement, Mr. Anderson is required to repay all retention bonuses previously paid to him under the agreement if, prior to October 1, 2005, (i) he voluntarily terminates his employment with Novadigm or (ii) Novadigm terminates his employment for reasons relating to dishonesty or misconduct or, subject to certain conditions, a failure to substantially perform his duties as an employee of Novadigm. The Company is currently amortizing the retention bonus payment over the retention period. The unamortized balance is classified under prepaid expenses and other current assets and other long-term assets in the Company’s accompanying financial statements. In November 2002, Mr. Anderson repaid all amounts owing to Novadigm, under loans extended to him by the Company.

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

      Mr. Ruiz subsequently repaid portions of the loans. At March 31, 2003, $835,674 in principal and accrued interest remained unpaid, all of which became due and payable in October 2002 (see Note 12).

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Industry and Geographic Area Information

      The Company markets its products and related services to customers in North America, the Pacific Rim, and Latin America (“AAA”), and to Europe, the Middle East and Africa (“EMEA”). The Company licenses its products outside the United States through wholly-owned subsidiaries and authorized distributors that act as resellers and service providers within a geographic segment. The Company ships from the United States directly to all end-users regardless of their location and does not sell products directly to its international subsidiaries. Consulting and training services are generally supplied by the Company’s wholly-owned subsidiaries and authorized distributors in the geographic segment. The chief operating decision-maker of the Company receives and reviews information relating to revenues primarily by geographic area as disclosed below. Revenue by and total assets by geographic area for the years ended March 31, 2003, 2002 and 2001 are presented below (in thousands):

		Total
	Revenue	Assets

March 31, 2003:
AAA	$26,682	$35,793
EMEA	28,776	15,643

Total	$55,458	$51,436

March 31, 2002:
AAA	$34,434	$43,095
EMEA	28,516	17,428

Total	$62,950	$60,523

March 31, 2001:
AAA	$27,375	$55,177
EMEA	23,138	11,528

Total	$50,513	$66,705

12.     Subsequent Events

      In September 2002, Mr. Ruiz asserted claims against the Company related to his inability to exercise expiring options and sell the underlying shares of Novadigm Common Stock during certain times in 1999, 2000 and 2001 due to insider trading restrictions imposed by the Company at those times and due to certain loans made to him by the Company to allow Mr. Ruiz to exercise those options.

      The Company’s Board of Directors appointed one of its outside directors to serve as a special independent committee of the Board with the authority to investigate Mr. Ruiz’s claims and recommend appropriate action on the Company’s behalf. The special committee retained independent counsel to assist with that investigation and to represent the Company’s interests in the matter. After reporting the results of its investigation and its recommendations to the Board of Directors, the special committee was authorized to negotiate a settlement with Mr. Ruiz. The special committee and the Board of Directors unanimously approved the terms of the settlement reached with Mr. Ruiz.

      On May 16, 2003, Novadigm reached an agreement to settle the previously disclosed claims that had been asserted against Novadigm by Mr. Ruiz. Under the terms of the settlement, Novadigm paid Mr. Ruiz approximately $1,080,000 and Mr. Ruiz repaid to the Company all of the outstanding principal and accrued interest on loans owed by him to Novadigm through a cash payment of approximately $838,000 and the surrender to the Company of 126,000 shares of Novadigm Common Stock pledged against repayment of the

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loans. In connection with the settlement of this claim, the Company recorded a charge of $1.1 million in the fiscal 2003 statement of operations. Novadigm also entered into an Amended and Restated Employment Agreement with Mr. Ruiz providing for, among other things, an increase in Mr. Ruiz’s base salary to $225,000 from $210,000 and the payment to Mr. Ruiz of a retention bonus of $450,000, subject to a two-year vesting schedule.

      On May 29, 2003, the Company announced the commencement of a voluntary stock option exchange program giving non-executive employees the opportunity to exchange outstanding options for the right to receive new options at a later date. The opportunity to exchange outstanding options expires on July 31, 2003. The Company’s Board of Directors determined that, because most of the existing options have exercise prices significantly higher than the current market price per share of the Company’s Common Stock, the existing options no longer have sufficient value to motivate and retain its employees. Neither the Company’s executive officers nor its directors are eligible to participate in this option exchange program.

      Employees who tender options for exchange will be granted, at their election, either: (i) new options to purchase three-fourths of the number of shares as the options tendered and accepted for exchange and that have the same vesting schedules as those of the tendered options or (ii) new options to purchase the same number of shares as those tendered options and that have vesting schedules that are 18 months longer than those of the tendered options. The Company plans to grant the new options on or about the first business day that is at least six months and one day following the date of cancellation of the options accepted for exchange. The exercise price of the new options will be equal to the fair market value of one share of the Company’s Common Stock on the new option grant date. The Company currently expects the new option grant date to be on or about February 1, 2004.

      Options to purchase 4,191,063 shares of Novadigm Common Stock, with a weighted average exercise price of $6.74 per share and a range of $1.70 to $24.63 per share, are held by employees eligible to participate in the stock option exchange program.

      The stock option exchange program has been designed to comply with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” Accordingly, the Company expects there will be no compensation charges as a result of the stock option exchange program. The terms and conditions of the stock option exchange program are contained in a Tender Offer Statement on Schedule TO that the Company filed with the Securities and Exchange Commission on May 29, 2003, and amendments thereto.

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Selected Quarterly Financial Data (unaudited)

	Quarter Ended

	2003				2002

	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,
	2003	2002	2002	2002	2002	2001	2001	2001

	(in thousands, except per share data)
REVENUES:
Licenses	$9,606	$4,607	$10,552	$4,729	$12,365	$8,632	$9,074	$9,087
Maintenance and services	7,020	6,653	5,961	6,330	5,143	6,615	6,185	5,849

Total revenues	16,626	11,260	16,513	11,059	17,508	15,247	15,259	14,936

OPERATING EXPENSES:
Cost of licenses — amortization of intangible asset	334	334	333	334	335	276	—	—
Cost of maintenance and services	3,939	3,392	3,344	3,558	3,241	2,983	2,896	2,982
Sales and marketing	6,419	6,533	7,132	6,314	7,288	6,856	6,796	6,569
Research and development	2,456	2,411	2,587	2,595	2,775	2,527	2,538	2,583
General and administrative	2,883	3,396	3,031	2,799	2,505	2,908	2,904	2,729
Amortization of intangible assets	—	—	—	2,018	2,018	2,018	2,018	2,018

Total operating expenses	16,031	16,066	16,427	17,618	18,162	17,568	17,152	16,881

Operating income (loss)	595	(4,806)	86	(6,559)	(654)	(2,321)	(1,893)	(1,945)
Interest income, net	82	79	112	111	134	88	224	329
Other income (expense), net	(384)	34	(109)	(324)	(145)	(131)	86	(30)

Income (loss) before provision for income taxes	293	(4,693)	89	(6,772)	(665)	(2,364)	(1,583)	(1,646)
Provision for income taxes	(116)	553	43	165	11	—	—	—

Net income (loss)	$409	$(5,246)	$46	$(6,937)	$(676)	$(2,364)	$(1,583)	$(1,646)

Net income (loss) per basic share(1)	$0.02	$(0.27)	$(0.00)	$(0.34)	$(0.03)	$(0.12)	$(0.08)	$(0.08)

Weighted average common shares outstanding — basic	19,353	19,455	19,706	20,175	20,100	19,946	19,874	19,885

Net income (loss) per diluted share(1)	$0.02	$(0.27)	$(0.00)	$(0.34)	$(0.03)	$(0.12)	$(0.08)	$(0.08)

Weighted average common shares outstanding — diluted	19,361	19,455	20,230	20,175	20,100	19,946	19,874	19,885

(1)	Basic and diluted net income (loss) per common share is computed independently for each quarter. Therefore, the sum of the quarters will not necessarily equal the basic and diluted net income (loss) per common share for the full year.

NOVADIGM, INC.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Charged
	Beginning of	(credited) to	Amounts	Balance at
Classification	Period	Operations*	Written-off	End of Period

Allowance for Doubtful Accounts
Year Ended:
March 31, 2001	1,752	2,153	(1,517)	2,388
March 31, 2002	2,388	(142)	(254)	1,992
March 31, 2003	1,992	(851)	(44)	1,097

*	Charged (credited) to operations reflect recoveries of amounts previously written off or revisions to previous estimates.

S-1

EXHIBIT INDEX

3.1	Certificate of Incorporation of Registrant, as amended.(1)
3.2	Bylaws of Registrant, as amended.(1)
10.4	1992 Stock Option Plan, as amended and form of Stock Option Agreement.•(4)
10.5	1995 Employee Stock Purchase Plan and form of Subscription Agreement.•(1)
10.10	Form of Indemnification Agreement entered into between Registrant and its officers and directors.•(1)
10.11	Management Retention Agreement dated August 17, 1998 by and between the registrant and Robert B. Anderson.•(5)
10.13	Facility lease dated as of March 14, 1997, by and between Crossroad Developers Associates, LLC and the Registrant.(2)
10.14	Employment Agreement effective as of April 1, 1997 by and between the Registrant and Wallace D. Ruiz.•(2)
10.18	Security Agreement dated April 27, 2000 between the Registrant and Albion Fitzgerald.•(7)
10.19	Security Agreement dated April 17, 2000 between the Registrant and Wallace Ruiz.•(7)
10.20	Alliance Agreement dated June 30, 2000 between the Registrant and Hewlett-Packard Company.(6)
10.21	Employment Agreement effective as of April 16, 2001 by and between the Registrant and Gerald M. Labie.•(8)
10.22	Promissory Note dated April 27, 2002 between the Registrant and Albion Fitzgerald.•(8)
10.23	Promissory Note dated April 17, 2002 between the Registrant and Wallace Ruiz.•(8)
10.24	Second Amendment dated July 1, 2001 to Facility lease dated as of March 14, 1997, by and between Crossroad Developers Associates, LLC and the Registrant.(8)
10.25	Third Amendment dated February 1, 2002 to Facility lease dated as of March 14, 1997, by and between Crossroad Developers Associates, LLC and the Registrant.(8)
10.26	Promissory Note dated January 15, 2002 between the Registrant and Robert Anderson.•(8)
10.27	Loan Agreement dated March 12, 2002 between the Registrant and Fleet National Bank.(8)
10.28	1999 Stock Option Plan.•(8)
10.29	2000 Stock Option Plan.•(8)
10.30	Security Agreement dated October 1, 2001 between the Registrant and Wallace Ruiz.•(8)
10.31	First Amendment to the Novadigm, Inc. 1999 Nonstatutory Stock Option Plan.•
10.32	Retention Agreement effective as of November 8, 2002 by and between the Registrant and Robert B. Anderson.•
10.33	Amended and restated Employment Agreement effective April 1, 2003 by and between the Registrant and Wallace D. Ruiz.•
10.34	Settlement Agreement effective May 16, 2003 by and between the Registrant and Wallace D. Ruiz.•
21	Subsidiaries of the Registrant.
23.1	Consent of KPMG, LLP.
23.2	Information Regarding Consent of Arthur Andersen LLP
99.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•	This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(1)	Incorporated by reference to exhibit filed with the Registrant’s Registration Statement on Form S-1 (Reg. No. 33-92746), as declared effective by the Commission on July 13, 1995.

(2)	Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

(3)	Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

(4)	Incorporated by reference to exhibit filed with the Registrant’s Registration Statement on Form S-8 (file No. 333-67877).

(5)	Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

(6)	Incorporated by reference to exhibit filed with the Registrant’s current report on Form 8-K dated July 19, 2000.

(7)	Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

(8)	Incorporated by reference to exhibit filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.