Form 10-K/A
period 2003-03-31
NOVADIGM INC
filed 2003-07-29
CIK 888358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/ A

(Amendment No. 1)

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

Common Stock, $.001 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes     ☐ No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑ [CHECK BOX IF NO LATE FILINGS REPORTED]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     ☐ Yes     ☑ No

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

      On July 21, 2003, there were 19,129,604 shares of the registrant’s Common Stock outstanding.

EXPLANATORY NOTE

      This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003 has been filed to include information required by Items 10, 11, 12 and 13 of Part III of Form 10-K, which originally was omitted in reliance on General Instruction G(3) thereto. The Company has made no further changes to its previously filed Form 10-K.

Part III

Item 10.	Directors and Executive Officers

      The directors of Novadigm, Inc. (the “Company”) are as follows:

Name	Age	Positions with the Company	Director Since

Albion J. Fitzgerald	55	Chairman of the Board of Directors and Chief Executive Officer	February 1992
Robert B. Anderson	48	Executive Vice President, Secretary and Director	June 1992
Robert H. Forney(1)(2)(3)	61	Director	May 2001
Gerald M. Labie(3)	59	President and Chief Operating Officer	September 2001
Deborah Doyle McWhinney(1)(2)	48	Director	September 1997
H. Kent Petzold(1)(2)	56	Director	August 1992

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Strategic Committee

      Albion J. Fitzgerald co-founded the Company in February 1992 and has served as Chairman since that time. Mr. Fitzgerald has also served as the Company’s Chief Executive Officer since 1992. Mr. Fitzgerald previously served as Chief Technology Officer. In May 1990, Mr. Fitzgerald founded Fitzgerald Associates, the Company’s predecessor, and served as the chief architect in the development of desired-state management and fractional differencing technologies that are the basis of the Company’s products, EDM and Radia. Mr. Fitzgerald’s brother-in-law, Wallace D. Ruiz, is the Company’s Chief Financial Officer, and Mr. Fitzgerald’s brother, Joseph Fitzgerald, is the Company’s Chief Technical Officer.

      Robert B. Anderson joined the Company in June 1992 as Executive Vice President, Chief Financial Officer, Secretary and as a director. He currently serves as Executive Vice President, Managing Director of Europe, Middle East and Africa Operations, and Secretary and as a director.

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

      Robert H. Forney has been a director of the Company since May, 2001. He is a certified public accountant. Since June 2001, Mr. Forney has served as President and Chief Executive Officer of America’s Second Harvest, a charitable domestic hunger-relief organization. From 1996 to 2001, he served as President and Chief Executive Officer of the Chicago Stock Exchange.

      Deborah Doyle McWhinney has been a director of the Company since September 1997. Since February 2001, she has been Executive Vice President of Charles Schwab & Co., Inc. and President of Schwab’s Services for Investment Managers Enterprise, which provides custody, trading and practice management services for independent registered investment advisors. From July 1999 to January 2001, she served as Group President of Engage Media Services Division, a premier Internet site performance measurement firm. From December 1995 to July 1999, Ms. McWhinney served as an Executive Vice President of Business Planning and Strategy for Visa International, Inc., which provided guidance for the future of Visa products and services and emerging technologies Ms. McWhinney is a director of Touch America Holdings, Inc., the Securities Investor Protection Corporation (SIPC), and the Women’s Museum of Dallas, and is Chairperson of the University of Montana Foundation’s Board of Trustees.

      H. Kent Petzold has been a director of the Company since August 1992. Since May 2002, he has been a principal of AZ Ventures, LLC, a general partner of Arris Ventures, LLC, which is a private equity firm. From April 1998 to December 2001, he served as Chairman and Chief Executive Officer of Cyclone Commerce, Inc., a provider of business-to-business e-commerce solutions, and was a consultant to the software industry from June 1995 to April 1998. From August 1992 to May 1995, Mr. Petzold served as the President and Chief Executive Officer of the Company. Mr. Petzold also serves as a director of Xenos Group, Inc.

      The table below identifies the executive officers who are not also directors of the Company.

Name	Age	Positions with the Company	Officer Since

Joseph J. Fitzgerald	41	Vice President, Chief Technical Officer	1997
Wallace D. Ruiz	52	Vice President, Treasurer and Chief Financial Officer	1995

      Joseph J. Fitzgerald joined Novadigm in February 1992 as Director of Development and served in that capacity until April 1997 when he became Vice President of Research and Development. He became Vice President, Chief Technical Officer in September 2001. He is the brother of Albion Fitzgerald.

      Wallace D. Ruiz joined Novadigm in May 1995 as Vice President, Treasurer and Chief Financial Officer. Mr. Ruiz is a certified public accountant. Mr. Ruiz is the brother-in-law of Albion Fitzgerald.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission reports of securities ownership on Form 3 and changes in such ownership on Forms 4 and 5. Officers, directors and more than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all such Section 16(a) reports that they file. Based solely upon a review of the copies of Forms 3, 4, and 5 furnished to the Company and representations by certain executive officers and directors that no such reports were required for them, the Company believes that, during 2002, all of its directors, officers and more-than-ten-percent beneficial owners filed all such reports on a timely basis.

Item 11.	Executive Compensation

Summary Compensation Table

      The following table shows, as to the Chief Executive Officer and each of the other four most highly compensated executive officers during the fiscal year ended March 31, 2003 (the “Named Executive Officers”), information concerning compensation awarded to, earned by or paid for services to the Company in all capacities during the fiscal years ended March 31, 2003, 2002, and 2001.

					Long-term
					Compensation

					Awards

					Number of
		Annual Compensation			Securities
	Fiscal				Underlying	All Other
Name and Principal Position	Year	Salary($)	Bonus($)		Options(#)	Compensation

Albion J. Fitzgerald	2003	$275,000	$—		—	$3,240	(1)
Chief Executive Officer	2002	275,000	56,250		—	2,800	(1)
	2001	200,000	100,000		—	—
Robert B. Anderson	2003	225,000	350,000	(2)	—	3,240	(1)
Executive Vice President,	2002	225,000	56,250		100,000	2,800	(1)
Europe, and Secretary	2001	190,833	150,000		66,000	—

				Long-term
				Compensation

				Awards

				Number of
		Annual Compensation		Securities
	Fiscal			Underlying	All Other
Name and Principal Position	Year	Salary($)	Bonus($)	Options(#)	Compensation

Joseph J. Fitzgerald	2003	225,000	18,750	—	—
Vice President, Chief Technical	2002	225,000	28,125	100,000	2,800	(1)
Officer	2001	187,000	75,000	—	—
Gerald M. Labie	2003	275,000	—	—	—
President & Chief Operating	2002	268,830	51,563	400,000	100,000	(3)
Officer	2001	—	—	—	—
Wallace D. Ruiz	2003	210,000	—	—	4,200	(1)(4)
Vice President, Chief Financial	2002	200,000	28,125	75,000	4,000	(1)(4)
Officer and Treasurer	2001	195,000	75,000	—	900	(4)

(1)	Represents tax preparation services paid by the Company.

(2)	Represents the amount of a retention bonus paid in fiscal 2003. See “Employment Agreements and Change-of-Control Arrangements” below.

(3)	Represents relocation expense paid by the Company.

(4)	Represents term life insurance premiums in the amount of $960 for 2003, $1,200 for 2002 and $900 for 2001 paid by the Company.

Option Grants in Last Fiscal Year

      The Company did not grant stock options to any of the Named Executive Officers during the year ended March 31, 2003. The Company has never awarded any stock appreciation rights.

Aggregated Option Exercises in Last Fiscal Year

and Fiscal Year End Option Values

      The following table shows the number of shares covered by both exercisable and non-exercisable stock options held by each of the Named Executive Officers as of March 31, 2003. Also reported are the values for “in-the-money” options, which represent the aggregate spread between the exercise prices of those existing stock options and the year-end price of the Company’s Common Stock. None of the Named Executive Officers exercised any stock options during fiscal 2003.

	Number of Securities
	Underlying		Value of Unexercised
	Unexercised Options		In-the-Money Options
	at March 31, 2003		at March 31, 2003(1)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Albion J. Fitzgerald	—	—	$—	$—
Robert B. Anderson	142,707	23,293	355,925	7,575
Joseph J. Fitzgerald	47,917	52,083	174,178	189,322
Gerald M. Labie	191,670	208,330	149,503	162,497
Wallace D. Ruiz	190,938	39,062	221,509	141,990

(1)	Based on the closing price per share of the Company’s Common Stock on the NASDAQ National Market on March 31, 2003, which was $1.85, less the exercise prices of the options.

Director Compensation

      Directors who are employees of the Company do not receive additional compensation for their service as directors of the Company, but they are reimbursed for out-of-pocket expenses in connection with attending board and committee meetings. Each non-employee member of the Board of Directors receives $2,000 for each Board meeting attended and $2,000 for each meeting attended of a Board committee on which such director serves. In addition, non-employee members are reimbursed for out-of-pocket expenses, are eligible for participation in the Company’s stock option plans and periodically receive stock option grants. Furthermore, Mr. Petzold is covered under the Company’s group health insurance plan at an annual premium cost to the Company of $10,890; and each of Ms. McWhinney and Mr. Petzold received tax services from the Company in the amount of $3,240.

Employment Agreements and Change-of-Control Arrangements

      In April 2001, the Company entered into an employment agreement with Gerald Labie, President and Chief Operating Officer, pursuant to which Mr. Labie is entitled to receive an annual base salary of $275,000, subject to any increases as the Board of Directors shall authorize from time to time in connection with an annual review, plus additional variable compensation under the Company’s executive compensation plan. Subject to certain limitations, Mr. Labie’s employment agreement provides that, in the event of his Involuntary or Constructive Termination, during the period beginning 30 days before and ending 12 months after a Change of Control (the “Change of Control Period”), other than for Cause, or as a result of his death or disability, he shall be entitled to receive severance pay in an amount equal to 26 weeks of his base compensation. In addition, any unvested options held by him prior to any such termination shall accelerate and become exercisable in full. If Mr. Labie voluntarily resigns from the Company or if the Company terminates Mr. Labie’s employment for Cause, he shall not be entitled to receive severance or other benefits, except for those, if any, as may be established under the Company’s benefit plans as existing at the time of termination.

      For the purposes of Mr. Labie’s employment agreement, a Change of Control shall mean the occurrence of any of the following: (1) any person becomes the beneficial owner, directly or indirectly, of securities of the Company representing 50% or more of the total voting power represented by the Company’s then-outstanding voting securities or (2) a merger or consolidation of the Company with any other corporation in which securities representing 50% or more of the total voting power of the Company are exchanged with or for the surviving entity.

      In November 2002, the Company agreed to pay Mr. Anderson Retention Consideration in the aggregate amount of $450,000, payable in installments. All installments had been paid as of April 1, 2003. To retain the full Retention Consideration, Mr. Anderson must be employed by Company through to and including November 8, 2005, except as discussed below. In the event that, prior to October 1, 2005, Mr. Anderson voluntarily terminates his employment for any reason or the Company terminates Mr. Anderson’s employment for Reasonable Cause (as defined below), (a) Mr. Anderson will not be entitled to any part of the Retention Consideration, and (b) Mr. Anderson must promptly repay to the Company the aggregate amount of all installments of the Retention Consideration paid to him prior to the date of his termination (without interest thereon through the date of termination). “Reasonable Cause” means (i) any act of personal dishonesty taken by Mr. Anderson in connection with his responsibilities as an employee and intended to result in his personal enrichment, (ii) Mr. Anderson’s conviction of, or plea of nolo contendere to, a felony, (iii) a willful act by Mr. Anderson which constitutes gross misconduct and which is injurious to the Company, or (iv) following delivery to Mr. Anderson of a written demand for performance from the Company which describes the basis for the Company’s belief that Mr. Anderson has not substantially performed Mr. Anderson’s duties, continued violations by him of his obligations to the Company. If Mr. Anderson’s employment terminates as a result of Involuntary or Constructive Termination other than for Reasonable Cause, he will be entitled to retain all of the Retention Consideration. If Mr. Anderson fails to repay to the Company any amounts owed by him within 20 business days of the termination of his employment, he must (a) pay to the Company interest on such amounts at a rate of 1.82% per annum, compounded annually, from and after the date of his employment termination through the date of payment of such amounts to the Company, and (b) pay all costs of collection and enforcement incurred by the Company in connection therewith. Mr. Anderson has authorized the Company to withhold from him, and to offset against any amount repayable by him to the Company, any salary, bonus, vacation pay, commissions or any other compensation earned by him but unpaid. The Company is currently amortizing the retention bonus payment over the retention period. The unamortized balance is classified under prepaid expenses and other current assets and other long-term assets in the Company’s financial statements.

      For the purposes of Mr. Labie’s and Mr. Anderson’s employment agreements, Involuntary or Constructive Termination means (1) the assignment to the executive of any duties or the significant reduction of the executive’s duties, either of which is inconsistent with the executive’s position with the Company and responsibilities in effect immediately prior to such assignment, or the removal of the executive from such position and responsibilities, in each case without the executive’s express written consent; (2) a substantial reduction of the facilities and perquisites available to the executive immediately prior to such reduction without the executive’s express written consent and without good business reasons; (3) a reduction by the Company in the base compensation of the executive as in effect immediately prior to such reduction; (4) a material reduction by the Company in the kind or level of employee benefits to which the executive is entitled immediately prior to such reduction with the result that the executive’s overall benefits package is significantly reduced; (5) any purported termination of the executive by the Company which is not effected for disability or for Cause, or any purported termination for which the grounds relied upon are not valid; (6) the failure of the Company to obtain the assumption of the employment agreement by any successors; or (7) any relocation of his job or office more than 40 miles from his then current job or office without the executive’s express written consent.

      The Company has entered into an employment agreement, dated as of April 1, 2003, with Wallace D. Ruiz, Chief Financial Officer and Treasurer, pursuant to which Mr. Ruiz is entitled to receive an annual base salary of $225,000, subject to any increases as the Board of Directors shall authorize from time to time in connection with an annual review, plus additional variable compensation under the Company’s executive compensation plan. Subject to certain limitations, Mr. Ruiz’s employment agreement provides that, in the event of his Involuntary or Constructive Termination, other than for Cause, or as a result of his death or disability, he will be entitled to receive severance pay in an amount equal to a percentage of his base compensation plus a pro rata share of the bonus and commissions that he would have earned had he been employed by the Company at the end of the year in which the termination occurred and, in the case of death or disability, such other benefits, if any, as may then be established under the Company’s then-existing benefit plans. The percentage referred to in the previous sentence was initially 200% as of April 1, 2003, and will decline pro rata each day until it reaches 100% on April 1, 2004. Thereafter, the percentage will remain 100%. In addition, any unvested options held by him prior to termination shall (a) in the case of Involuntary or Constructive Termination other than for Cause, accelerate and become exercisable in full or (b) in the case of death or disability, accelerate and become exercisable as to that number of additional shares that would have vested if he had remained continuously employed for a period of six months following such termination and shall remain exercisable for the period prescribed in the stock option agreements. If Mr. Ruiz voluntarily resigns from the Company or if the Company terminates Mr. Ruiz’s employment for Cause, he shall not be entitled to receive severance or other benefits except for those, if any, as may be established under the Company’s benefit plans as existing at the time of termination.

      Under Mr. Ruiz’s employment agreement, the Company also paid Mr. Ruiz a one-time retention bonus of $450,000, which vests on a pro rata basis each day beginning as of April 1, 2003 until it becomes fully vested on April 1, 2005.

      For the purposes of Mr. Ruiz’s employment agreement, “Involuntary or Constructive Termination” means (1) without Mr. Ruiz’s express written consent, the assignment to Mr. Ruiz of any duties inconsistent with Mr. Ruiz’s position with the Company and responsibilities in effect immediately prior to such assignment; (2) without Mr. Ruiz’s express written consent, the removal of Mr. Ruiz from his position as Vice President, Finance, Chief Financial Officer and Treasurer of the Company; (3) without Mr. Ruiz’s express written consent, the reduction of his duties with respect to the financial, accounting and treasury functions of the Company (the “CFO Functions”); (4) the reduction of Mr. Ruiz’s duties with respect to functions other than the CFO Functions; provided, however, that if there are valid business reasons for requesting such a reduction of his duties, the Company shall have the right to request Mr. Ruiz’s express written consent, and such consent may not be unreasonably delayed or withheld by him; (5) without Mr. Ruiz’s’s express written consent, a substantial reduction, without good business reasons, of the facilities and perquisites available to him immediately prior to such reduction; (6) a reduction by the Company in Mr. Ruiz’s base compensation as in effect immediately prior to such reduction; (7i) a material reduction by the Company in the kind or level of employee benefits to which Mr. Ruiz is entitled immediately prior to such reduction with the result that Mr. Ruiz’s overall benefits package is significantly reduced; (8i) without his express written consent, any relocation of Mr. Ruiz’s job or office more than 40 miles from his then current job or office; (9) any termination of Mr. Ruiz’s employment by the Company other than for Cause or as a result of Mr. Ruiz’s death or disability, or any purported termination for which the grounds relied upon are not valid; (10) any breach by the Company of its obligations under the employment agreement; or (11) the failure of the Company to obtain the assumption of the employment agreement by a successor of the Company.

      For the purposes of Mr. Ruiz’s employment agreement, “Cause” is defined as (1) any act of personal dishonesty taken by Mr. Ruiz in connection with his responsibilities as an employee and intended to result in substantial and unlawful personal enrichment of Mr. Ruiz, (2) any act by Mr. Ruiz which constitutes gross dereliction of duty or an intentional refusal to perform the duties assigned to Mr. Ruiz, (3) Mr. Ruiz’s commission of a felony or an act of fraud against the Company or its affiliates, and (4) acts by Mr. Ruiz which constitute gross misconduct, are materially injurious to the Company and are demonstrably willful on Mr. Ruiz’s part, and which remain uncured after a reasonable amount of time after there has been delivered to Mr. Ruiz a written demand of cessation of such acts from the Company, which demand describes the basis for the Company’s belief that Mr. Ruiz engaged in or committed such acts. For purposes of this provision, no act will be considered “willful” unless it is done by Mr. Ruiz (a) deliberately and (b) in bad faith or without reasonable belief that Mr. Ruiz’s action was in the best interests of the Company. The burden will be on the Company to prove the existence of Cause in the event of a dispute between the Company and Mr. Ruiz regarding whether Mr. Ruiz’s employment has been terminated for Cause.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

      The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of July 16, 2003 for the following: (1) each person or entity known by the Company to own beneficially more than 5% of the outstanding shares of the Company’s Common Stock; (2) each director of the Company; (3) each of the Named Executive Officers (as defined for purposes of the Summary Compensation Table above); and (4) all directors and executive officers as a group. Except as otherwise indicated and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Unless otherwise indicated, the address for each person identified in the table is c/o Novadigm, Inc., One International Boulevard, Mahwah, New Jersey 07495. Beneficial ownership includes shares that may be acquired upon exercise of options if such options are presently exercisable or will become exercisable within 60 days after July 16, 2003. Beneficial ownership percentage is based on 19,105,978 shares outstanding as of July 16, 2003.

	Shares Beneficially	Percentage
Beneficial Owner	Owned	Beneficially Owned

Albion J. Fitzgerald(1)	2,935,273	15.4%
Robert B. Anderson(2)	705,959	3.7%
Joseph J. Fitzgerald(3)	1,347,434	7.1%
Robert H. Forney(4)	28,332	*
Gerald M. Labie(5)	241,669	1.3%
Deborah Doyle McWhinney(6)	82,000	*
H. Kent Petzold(7)	353,500	1.9%
Wallace D. Ruiz(8)	213,477	1.1%
All directors and executive officers as a group (8 persons)(9)	5,907,644	30.9%

*	Less than one percent.

(1)	Excludes 821,200 shares held by Shannon L. Ruiz, Albion J. Fitzgerald’s spouse, as to which Mr. Fitzgerald disclaims beneficial ownership.

(2)	Includes 150,000 shares of Common Stock that may be acquired upon exercise of stock options that are presently exercisable or will become exercisable within 60 days of July 16, 2003.

(3)	Includes 60,417 shares of Common Stock that may be acquired upon exercise of stock options that are presently exercisable or will become exercisable within 60 days of July 16, 2003.

(4)	Includes 23,332 shares of Common Stock that may be acquired upon exercise of stock options are presently exercisable or will become exercisable within 60 days of July 16, 2003.

(5)	Includes 241,669 shares of Common Stock that may be acquired upon exercise of stock options that are presently exercisable or will become exercisable within 60 days of July 16, 2003.

(6)	Includes 82,000 shares of Common Stock that may be acquired upon exercise of stock options that are presently exercisable or will become exercisable within 60 days of July 16, 2003.

(7)	Includes 100,000 shares of Common Stock that may be acquired upon exercise of stock options that are presently exercisable or will become exercisable within 60 days of July 16, 2003.

(8)	Includes 200,312 shares of Common Stock that may be acquired upon exercise of stock options that are presently exercisable or will become exercisable within 60 days of July 16, 2003.

(9)	Includes 857,730 shares of Common Stock that may be acquired upon exercise of stock options that are presently exercisable or will become exercisable within 60 days of July 16, 2003.

Equity Compensation Plan Information

      The following table provides information as of March 31, 2003 related to the Company’s equity compensation plans in effect at that time:

	Number of	Weighted-
	Securities to be	Average Exercise	Number of
	Issued Upon	Price of	Securities
	Exercise of	Outstanding	Remaining Available
	Outstanding	Options,	for Future Issuance
	Options, Warrants	Warrants and	Under Equity
Plan Category	and Rights	Rights	Compensation Plans

Equity Compensation Plans approved by Security Holders	4,341,480	$5.95	257,693
Equity Compensation Plans not approved by Security Holders	971,083	9.92	328,917

Total	5,312,563	$6.66	586,610

Equity Compensation Plans Not Approved by Security Holders

      In October 1999, the Company’s Board of Directors adopted and approved the 1999 Nonstatutory Stock Option Plan (the “1999 Plan”) and reserved 500,000 shares of Common Stock for issuance under the 1999 Plan. The Board of Directors authorized and reserved an additional 250,000 shares for issuance under the 1999 Plan in each of February 2000, June 2000 and August 2001. In November 2001, the Board of Directors authorized and reserved an additional 100,000 shares for issuance under the 1999 Plan. In April 2003, the Board of Directors authorized and reserved an additional 2,000,000 shares for issuance under the 1999 Plan (which shares are not reflected in the above table). Neither the 1999 Plan nor any of the amendments to the 1999 Plan were submitted to our stockholders for approval. The purposes of the 1999 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, new officers, directors and consultants and to promote the success of our business. Under the 1999 Plan, officers and directors are limited to grants at the time of initial service. Option terms may not exceed ten years from the date of grant and the 1999 Plan will continue in effect until October 25, 2009 unless terminated sooner.

Stock Option Exchange

      On May 29, 2003, the Company announced the commencement of a voluntary stock option exchange program, giving our non-executive employees the opportunity to exchange outstanding options for the right to receive new options at a later date. The opportunity to exchange outstanding options expires on July 31, 2003. The Board of Directors determined that, because most of the existing options have exercise prices significantly higher than the current market price per share of the Company’s Common Stock, the existing options no longer have sufficient value to motivate and retain the Company’s employees. Neither the Company’s executive officers nor its directors are eligible to participate in this option exchange program.

      Employees who tender options for exchange will be granted, at their election, either: (a) new options to purchase three-fourths of the number of shares as the options tendered and accepted for exchange and that have the same vesting schedules as those of the tendered options or (b) new options to purchase the same number of shares as those tendered options and that have vesting schedules that are 18 months longer than those of the tendered options. The Company plans to grant the new options on or about the first business day that is at least six months and one day following the date of cancellation of the options accepted for exchange. The exercise price of the new options will be equal to the fair market value of one share of the Common Stock on the new option grant date. The Company currently expect the new option grant date to be on or about February 2, 2004.

      Options to purchase 4,191,063 shares of Novadigm Common Stock, with a weighted average exercise price of $6.74 per share and an exercise price range of $1.70 to $24.63 per share, were held by employees eligible to participate in the stock option exchange program.

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

      In July 1996, the Company loaned to Robert B. Anderson, the Company’s Executive Vice President, Secretary and a director, the aggregate amount of $226,450 for the purchase of the Company’s Common Stock. The loan was extended until July 21, 2002 with interest at the rate of 6.04% per annum, and in April, 2002 it was extended until October 21, 2002 with interest at the rate of 2.88% per annum. In January 1997, the Company loaned Mr. Anderson $38,000 to pay income taxes. That loan was extended until January 15, 2002 with interest at the rate of 5.90% per annum, and in April, 2002 the loan was extended until October 21, 2002 with interest at the rate of 2.73% per annum. In November 2002, these loans were paid in full.

      In April 2000, the Company loaned $830,068 to Wallace D. Ruiz, the Chief Financial Officer and Treasurer of the Company, to permit his exercise of an expiring option to purchase 130,000 shares of the Company’s Common Stock. The full recourse promissory note, dated April 17, 2000, bore interest at a rate of 6.46% per annum, was secured by shares of the Company’s Common Stock and was originally due and payable April 17, 2001. In April 2001, The Board of Directors agreed to extend the due date of the loan until April 17, 2002 at an interest rate of 4.63% per annum. During the Company’s fiscal year ended March 31, 2002, Mr. Ruiz made payments in the amount of $313,000 against the outstanding balance. In April 2002, the Board of Directors agreed to extend the maturity date of the loan until October 21, 2002 at an interest rate of 2.88% per annum.

      In October 2001, the Company loaned $197,406 to Mr. Ruiz, to permit his exercise of an expiring option to purchase 35,000 shares of the Company’s Common Stock. The full recourse promissory note, dated

October 1, 2001, bore interest at a rate of 3.58% per annum, was secured by shares of the Company’s Common Stock and was due and payable on October 1, 2002.

      Mr. Ruiz subsequently repaid portions of the loans. At March 31, 2003, $835,674 in principal and accrued interest remained unpaid, all of which became due and payable in October 2002.

      Under the terms of a settlement agreement dated as of May 16, 2003, Mr. Ruiz and the Company agreed to settle certain employment-related claims. These claims were related to Mr. Ruiz’s inability to exercise expiring options and sell the underlying shares of the Company’s Common Stock during certain times in 1999, 2000 and 2001 due to insider trading restrictions imposed by the Company at those times and due to certain loans made to him by the Company to allow Mr. Ruiz to exercise those options. The Company’s Board of Directors established a special independent committee which retained independent counsel, investigated Mr. Ruiz’ claims and negotiated a settlement on behalf of Novadigm, Inc. The special committee and the Board unanimously approved the terms of the settlement reached with Mr. Ruiz. Under the terms of the settlement, the Company paid Mr. Ruiz approximately $1,080,000 and Mr. Ruiz will repay to the Company all of the approximately $838,000 in outstanding principal and accrued interest on loans owed by him to Novadigm through a cash payment of approximately $542,000 and the surrender to the Company of 126,000 shares of the Company’s Common Stock pledged by Mr. Ruiz against repayment of the loans. The amounts paid under the settlement agreement were provided for in fiscal 2003. In addition, the Company entered into an amended employment agreement with Mr. Ruiz providing for, among other things, an increase in Mr. Ruiz’s base salary from $210,000 to $225,000 and the payment to Mr. Ruiz of a retention bonus of $450,000, subject to a two-year vesting schedule. The retention bonus will be recognized as compensation expense as it is earned over the two-year term of the agreement. For a description of the loans to Mr. Ruiz, see Note 10 to the Company’s Consolidated Financial Statements included herein.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 29, 2003.

NOVADIGM, INC.

By: /s/ WALLACE D. RUIZ

Wallace D. Ruiz
Vice President, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Albion J. Fitzgerald, certify that:

1. I have reviewed this annual report on Form 10-K, as amended, of Novadigm, Inc.;

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

/s/ ALBION J. FITZGERALD

Albion J. Fitzgerald
Chairman of the Board and Chief Executive Officer

Date: July 29, 2003

I, Wallace D. Ruiz, certify that:

1. I have reviewed this annual report on Form 10-K, as amended, of Novadigm, Inc.;

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

Date: July 29, 2003