Form 10-Q
period 2003-06-30
NOVADIGM INC
filed 2003-08-14
CIK 888358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
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

      On August 11, 2003 there were 19,129,604 shares of the registrant’s Common Stock outstanding.

NOVADIGM, INC.

PART I.     FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

NOVADIGM, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(unaudited)

	June 30,	March 31,
	2003	2003

ASSETS

Cash and cash equivalents	$12,225	$15,666

Restricted cash	150	150

Short-term marketable securities	14,436	13,760

Accounts receivable, net	11,246	15,656

Prepaid expenses and other current assets	1,966	1,175

Total current assets	40,023	46,407

Property and equipment, net	1,955	2,182

Intangible asset, net	1,725	2,059

Other assets	1,134	788

Total assets	$44,837	$51,436

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$3,363	$3,598

Accrued liabilities	2,266	3,670

Accrued payroll and other compensation	3,338	4,211

Deferred revenue	11,026	12,235

Total current liabilities	19,993	23,714

Long-term liabilities	64	71

Stockholders’ equity:

Common stock, par value $0.001: 30,000 shares authorized; 19,157 and 19,247 issued as of June 30, 2003 and March 31, 2003, respectively	19	19

Additional paid-in capital	86,259	86,314

Treasury stock, 126 and 0 shares as of June 30, 2003 and March 31, 2003, respectively	(265)	—

Stockholders notes receivable	—	(233)

Accumulated deficit	(62,297)	(59,241)

Accumulated comprehensive income	1,064	792

Total stockholders’ equity	24,780	27,651

Total liabilities and stockholders equity	$44,837	$51,436

See accompanying Notes to Consolidated Financial Statements.

NOVADIGM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(unaudited)

	For the Three Months
	Ended June 30,

	2003	2002

REVENUES:

Licenses	$4,364	$4,729

Maintenance and services	6,815	6,330

Total revenues	11,179	11,059

OPERATING EXPENSES:

Cost of licenses — amortization of intangible asset	334	334

Cost of maintenance and services	3,209	3,558

Sales and marketing	5,687	6,231

Research and development	2,314	2,595

General and administrative	2,642	2,814

Amortization of intangible	—	2,018

Total operating expenses	14,186	17,550

Operating loss	(3,007)	(6,491)

Interest income, net	80	111

Other expense, net	(105)	(324)

Loss before provision for income taxes	(3,032)	(6,704)

Provision for income taxes	24	165

Net loss	$(3,056)	$(6,869)

Net loss per share — basic and diluted	$(0.16)	$(0.34)

Weighted average common shares outstanding — basic and diluted	19,203	20,175

See accompanying Notes to Consolidated Financial Statements.

NOVADIGM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share data)
(unaudited)

	For the Three Months
	Ended June 30,

	2003	2002

Cash flows from operating activities:

Net loss	$(3,056)	$(6,869)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	727	2,745

Decrease in accounts receivable	4,802	4,213

Increase (decrease) in allowance for doubtful accounts	6	(141)

(Increase) decrease in prepaid expenses and other current assets	(709)	87

(Increase) decrease in other assets	(331)	2

(Decrease) increase in accounts payable and accrued liabilities	(1,335)	771

Decrease in long-term liabilities	(7)	—

Decrease in accrued payroll and other compensation	(1,004)	(1,189)

Decrease in deferred revenue	(1,416)	(352)

Net cash used in operating activities	(2,323)	(733)

Cash flows from investing activities:

Acquisition of intellectual property	(195)	(195)

Purchases of property and equipment	(166)	(473)

Purchases of held-to-maturity securities	(12,739)	(9,501)

Proceeds from redemptions of held-to-maturity securities	12,063	—

Net cash used in investing activities	(1,037)	(10,169)

Cash flows from financing activities:

Net proceeds from the sale of common stock and exercise of options	—	452

Loans to stockholders, net of repayments	—	(8)

Purchases of treasury stock	(292)	—

Net cash (used in) provided by financing	(292)	444

Effect of foreign currency exchange rates on changes in cash and cash equivalents	211	952

Net decrease in cash and cash equivalents	(3,441)	(9,506)

Cash and cash equivalents at the beginning of the period	15,666	25,775

Cash and cash equivalents at the end of the period	$12,225	$16,269

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$28	$—

Non-cash financing activity:

Issuance of common stock in connection with the acquisition of intellectual property (23,626 issued for the periods June 30, 2003 and 2002, 47,252 shares issuable as of June 30, 2003)	$237	$237

Purchase of treasury stock in exchange of shareholder loan — 126,000 shares	$265	$—

Retirement of Treasury stock — 112,975	$292	$—

See accompanying Notes to Consolidated Financial Statements.

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

      The accompanying unaudited Consolidated Financial Statements of Novadigm, Inc. and Subsidiaries (“Novadigm” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Company has continued to follow the accounting policies set forth in the consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2003, as filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company’s consolidated financial position as of June 30, 2003, and its results of operations and cash flows for the three-month period ended June 30, 2003. The results of operations for the three months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the current period presentation.

2.	Stock Based Compensation

      In December 2002, Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock Based Compensation — Transition and Disclosure, an amendment to FASB Statement No. 123 was issued. SFAS No. 148 amended SFAS No. 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 related to disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are applicable to both interim and annual financial statements ending after December 15, 2002.

      SFAS No. 123, permits companies to (i) recognize as expense the fair value of stock-based awards, or (ii) continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations (“APB 25”), and provide pro forma net income and earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company continues to apply the provisions of APB 25 and provide the pro forma disclosures in accordance with the provisions of SFAS No.’s 123 and 148 to its Stock Option and Incentive Plan. Under APB 25, the Company has not recorded any stock-based employee and director compensation cost associated with its stock option plan, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

      The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plan:

	June 30,	June 30,
	2003	2002

	(In thousands, except
	per share data)

Net loss as reported	$(3,056)	$(6,869)

Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(5,255)	(5,088)

Pro forma loss	$(8,311)	$(11,957)

Basic and diluted loss per share — as reported	$(0.16)	$(0.34)

Basic and diluted loss per share — pro forma	$(0.43)	$(0.59)

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted average fair values of options granted during the quarters ended June 30, 2003 and 2002 was $1.83 and $5.25, respectively.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the three months ended June 30, 2003 and 2002: average risk-free interest rates of 1.1% and 1.9%, respectively; expected dividend yields of 0%, expected lives of options of 5.0 years, and expected volatility of 105% and 103%, respectively.

3.	Basic and Diluted Loss Per Share

      Basic earnings per share (“EPS”) is calculated by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Common equivalent shares were excluded from the calculations of the Company’s diluted loss per share for the three-month period ended June 30, 2003 and 2002, because the effect of including such shares in the computation would be anti-dilutive. At June 30, 2003 and 2002, the Company had outstanding stock options to purchase approximately 5.1 million shares and 5.7 million shares, respectively, of the Company’s Common Stock, which could potentially dilute basic EPS in the future (see “Note 8. Stock Option Exchange Program” for additional information regarding these stock options).

	For the Three Months
	Ended June 30,

	2003	2002

	(In thousands, except
	per share data)

Numerator:

Net loss	$(3,056)	$(6,869)

Denominator

Weighted average common and common equivalent shares outstanding — basic and diluted	19,203	20,175

Loss per share — basic and diluted	$(0.16)	$(0.34)

4.	Recently Issued Accounting Pronouncements

      In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company is required to adopt SFAS 149 for new contracts and certain hedging designated instruments after June 30, 2003, and certain provisions of SFAS 149 as it relates to Statement No. 133 Implementation Issues are effective for fiscal quarters that began prior to June 15, 2003. The Company does not expect SFAS 149 to have a material impact on its future consolidated results of operations or financial position.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 revises the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

otherwise is effective for interim periods beginning after June 15, 2003. The Company does not expect SFAS 150 to have a material impact on its future consolidated operations or financial position.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that, at the time a company issues a guarantee, that company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The Company was required to adopt the disclosure requirements in this Interpretation for financial statements for interim or annual periods ending after December 15, 2002. The adoption of this Interpretation on December 31, 2002 has not had a material impact on the Company’s consolidated financial position or results of operations.

5.	Contingencies

      On July 6, 2001, Beck Systems, Inc. filed a complaint against the Company and two of the Company’s customers in the United States District Court for the Northern District of Illinois, alleging infringement of two patents held by Beck Systems. The customers have been dismissed from the lawsuit. Beck Systems alleges that Novadigm’s manufacture and marketing of its EDM and Radia products infringe on the Beck Systems patents. The Company believes it has meritorious defenses and is defending this suit vigorously. Any unfavorable outcome of this litigation could have a material adverse impact on the Company’s business, consolidated financial condition and results of operations.

      The Company’s management expects to incur substantial fees defending the Beck Systems lawsuit. The Company’s insurance company has paid the defense costs for the period after April 1, 2002, and now asserts that the Company has exhausted its coverage. In the event the Company needs to take additional charges or set aside additional reserves for defense costs due to the ongoing uncertainty of additional insurance coverage, any such action could have a material adverse impact on the Company’s business, consolidated financial condition and results of operations in future periods.

      The outcome of litigation is inherently uncertain, however, particularly in cases such as this where sophisticated factual issues must be assessed and complex technical issues must be decided. As a result, the Company cannot accurately predict the ultimate outcome of the Beck Systems litigation. In the event the Company is unsuccessful in defending this claim, the Company could be liable for economic and other damages and may be forced to incur ongoing licensing expenses or to change how it designs, manufactures and markets its products. While the Company is unable at this time to estimate the range of the potential liability that would result from an unsuccessful defense, the Company believes that the liability could have an adverse impact on its business, consolidated financial condition and results of operations in future periods. In addition, the Company expects to continue to incur substantial fees to defend the Beck Systems litigation. While the Company has received insurance proceeds to cover part of its defense costs, the insurance proceeds will not be sufficient to cover all of the Company’s defense costs nor will they be sufficient to cover its liability in the event that the Company’s defense is unsuccessful.

6.	Certain Relationships and Related Party Transactions

      In April 2000, the Company loaned $830,068 to Wallace D. Ruiz, the Company’s Chief Financial Officer and Treasurer, to permit his exercise of an expiring option to purchase 130,000 shares of the Company’s Common Stock. The full recourse promissory note, dated April 17, 2000, bore interest at a rate of 6.46% per annum, was secured by shares of the Company’s Common Stock and was originally due and payable on April 17, 2001. In April 2001, the Company’s Board of Directors agreed to extend the due date of the loan

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

until April 17, 2002, at an interest rate of 4.63% per annum. During the Company’s fiscal year ended March 31, 2002, Mr. Ruiz made payments in the amount of $313,000 against the outstanding balance. In April 2002, the Board of Directors agreed to extend the maturity date of the remaining balance of the loan until October 21, 2002, at an interest rate of 2.88% per annum.

      In October 2001, the Company loaned $197,406 to Mr. Ruiz, to permit his exercise of an expiring option to purchase 35,000 shares of the Company’s Common Stock. The full recourse promissory note, dated October 1, 2001, bore interest at the rate of 3.58% per annum, was secured by shares of the Company’s Common Stock and was due and payable on October 1, 2002.

      In September 2002, Mr. Ruiz asserted claims against the Company related to his inability to exercise expiring options and sell the underlying shares of Novadigm Common Stock during certain times in 1999, 2000 and 2001 due to insider trading restrictions imposed by the Company at those times and related to the loans made to him by the Company to allow Mr. Ruiz to exercise those options, as described above.

      The Company’s Board of Directors appointed one of its outside directors to serve as a special independent committee of the Board with the authority to investigate Mr. Ruiz’s claims and recommend appropriate action on the Company’s behalf. The special committee retained independent counsel to assist with that investigation and to represent the Company’s interests in the matter. After reporting the results of its investigation and its recommendations to the Company’s Board of Directors, the special committee was authorized to negotiate a settlement with Mr. Ruiz. The special committee and the Board of Directors unanimously approved the terms of the settlement reached with Mr. Ruiz.

      On May 16, 2003, Novadigm reached an agreement to settle the previously disclosed claims that had been asserted against Novadigm by Mr. Ruiz. Under the terms of the settlement, Novadigm paid Mr. Ruiz approximately $1,080,000 and Mr. Ruiz repaid to the Company all of the outstanding principal and accrued interest on loans owed by him to Novadigm through a cash payment of approximately $838,000 and the surrender to the Company of 126,000 shares of Novadigm Common Stock pledged against repayment of the loans. In connection with the settlement of this claim, the Company recorded a charge of $1.1 million in its fiscal 2003 consolidated statement of operations. Novadigm also entered into an Amended and Restated Employment Agreement with Mr. Ruiz providing for, among other things, an increase in Mr. Ruiz’s base salary to $225,000 from $210,000 and the payment to Mr. Ruiz of a retention bonus of $450,000, subject to a two-year vesting schedule.

7.	Comprehensive Income (Loss)

      Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”) establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of financial statements. SFAS 130 requires that unrealized losses from the Company’s foreign currency translation adjustments be included in other comprehensive income (loss).

      The following presents a reconciliation of net loss to comprehensive loss for the three-month periods ended June 30, 2003 and 2002:

	Three Months
	Ended June 30

	2003	2002

	(In thousands)

Net loss	$(3,056)	$(6,869)

Other comprehensive income (loss):

Foreign currency translation adjustments	272	952

Comprehensive loss	$(2,784)	$(5,917)

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Stock Option Exchange Program

      On May 29, 2003, the Company announced the commencement of a voluntary stock option exchange program giving non-executive employees the opportunity to exchange outstanding options for the right to receive new options at a later date. The opportunity to exchange outstanding options is scheduled to expire on August 22, 2003. The Company’s Board of Directors determined that, because most of the existing options have exercise prices significantly higher than the current market price per share of its Common Stock, the existing options no longer have sufficient value to motivate and retain its employees. Neither the Company’s executive officers nor its directors are eligible to participate in this option exchange program.

      Employees who tender options for exchange will be granted, at their election, either: (i) new options to purchase three-fourths of the number of shares as the options tendered and accepted for exchange and that have the same vesting schedules as those of the tendered options or (ii) new options to purchase the same number of shares as those tendered options and that have vesting schedules that are 18 months longer than those of the tendered options. The Company plans to grant the new options on or about the first business day that is at least six months and one day following the date of cancellation of the options accepted for exchange. The exercise price of the new options will be equal to the fair market value of one share of the Company’s Common Stock on the new option grant date. The Company currently expects the new option grant date to be on or about February 23, 2004.

      Options to purchase 4,191,063 shares of the Company’s Common Stock, with a weighted average exercise price of $6.74 per share and a range of $1.70 to $24.63 per share, are held by employees eligible to participate in the stock option exchange program.

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

9.	Derivatives

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

      During the second quarter of fiscal 2003, the Company’s European operations entered into a foreign currency option transaction to sell (put option) US dollars (“USD”) to British Pounds (call) amounting to $1,667,000, with a strike price of $1.5815. The option expiration date was April 11, 2003. The Company’s primary purpose for entering into this transaction is to cover an exchange gain or loss on a USD denominated receivable on the books of one of its foreign subsidiaries. The premium paid on the transaction was ratably charged to operations over the life of the contract and the gain or loss on the transaction was recognized in earnings in the period in which the gain or loss arises. During fiscal 2003, the Company recorded a gain of $8 thousand related to this option transaction. For the three-month period ended June 30, 2003, the Company recorded a gain of $2 thousand related to this option transaction. This contract expired on April 11, 2003. As of June 30, 2003, there are no outstanding derivative financial instruments.

10.	Warranty and Indemnification

      The Company’s standard license agreement generally provides its customers with a performance warranty on its software products for a six-month period. Such warranties are accounted for in accordance with SFAS

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No. 5, Accounting for Contingencies. To date, the Company has not incurred any costs related to warranty obligations.

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

      Because we want to provide you with more meaningful and useful information, this Quarterly Report on Form 10-Q includes forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that reflect our current expectations about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by using words such as “may,” “will,” “expects,” “anticipates,” “believes,” “intends,” “estimates,” “could” or similar expressions but these words are not the exclusive way of identifying these statements. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. See “Risk Factors” for a description of these and other risks, uncertainties and factors.

      You should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Quarterly Report on Form 10-Q.

Overview

      We develop, market and support software solutions that automate configuration and change management of digital assets, such as operating systems, applications, content and configuration settings, for enterprise information technology (“IT”) organizations, service providers, outsourcers and software content providers. By automating the management of digital assets, our customers can provide their employees, partners and customers with software-enabled services quickly and reliably at reduced costs.

      Our Radia family of software products and related services provide comprehensive solutions that automate configuration and change management for software and other digital assets throughout their operating lifecycles on a wide range of enterprise computing devices, including servers, desktops, laptops, handhelds and specialty computing devices such as automated-teller machines (ATMs), point-of-sale terminals and Internet kiosks. Our suite of integrated products, built with our proprietary technology, work seamlessly together as an end-to-end solution that can efficiently, reliably and scalably manage the full range of today’s software and content, personalized for one individual or millions of users.

      Our customers include leading public and commercial Global 1000 enterprises, outsourcers and service providers around the world.

      We have three primary sources of revenue. License revenue is generated from licensing the rights to use our software products to end-users and from sublicense fees from resellers of our software products. We also generate maintenance revenues from providing renewable support and software update rights to license customers. Lastly, we earn revenue from consulting and training activities performed for license customers. We recognize revenue in accordance with the provisions of Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition as amended by SOP 98-9.

      Our total revenues for the three-month periods ended June 30, 2003 and 2002 were $11.2 million and $11.1 million, respectively. We incurred operating losses of $3.0 million and $6.5 million for the three-month periods ended June 30, 2003 and 2002, respectively. We incurred net losses of $3.1 million and $6.9 million for the three-month periods ended June 30, 2003 and 2002, respectively. Amortization of intangible assets for the three months period ended June 30, 2003 and 2002 was $334 thousand and $2.4 million, respectively.

Critical Accounting Policies

      The following discussion of critical accounting policies represents our attempt to bring to the attention of readers of this report those accounting policies that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. It is not intended to be a comprehensive list of all of our significant accounting policies, which are more fully described in our Consolidated Financial

Statements incorporated in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. There are also areas in which the selection of an available alternative policy would not produce a materially different result.

      We have identified the following as our critical accounting policies: revenue recognition, allowance for doubtful accounts, allowance for litigation and valuation allowance against deferred tax assets.

      Revenue recognition. We recognize revenue in accordance with the provisions of Statement of Position No. 97-2, Software Revenue Recognition as amended by Statement of Position No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. We generate license revenues from licensing the rights to use our software products to end-users and sublicense fees from resellers. We also generate maintenance and service revenues from providing renewable support and software update rights services (maintenance) and from consulting and training activities performed for license customers.

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

      We allocate revenue on software arrangements involving multiple elements to each element based on their relative fair values. Our determination of fair value of each element is based on vendor specific objective evidence (“VSOE”). We analyze all of the elements of the software arrangement and determine if they have sufficient VSOE to allocate revenue to maintenance, consulting and training components. Accordingly, assuming all other revenue recognition criteria are met, license revenue is recognized upon delivery using the residual method in accordance with SOP 98-9, where the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The revenue allocated to licenses generally is recognized upon delivery of the products. The revenue allocated to maintenance is generally recognized ratably over the term of the support, typically twelve months, and revenue allocated to consulting and training elements generally is recognized as the services are performed. If evidence of the fair value for undelivered elements does not exist, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered.

      We enter into reseller arrangements that typically provide for sublicense fees payable to us based on a percentage of list price. Reseller arrangements may include non-refundable payments in the form of guaranteed sublicense fees. Guaranteed sublicense fees from resellers are recognized as revenue upon shipment of the master copy of all software to which the guaranteed sublicense fees relate if the reseller is creditworthy and if the terms of the agreement are such that the payment obligation is not subject to price adjustment, is non-cancelable and non-refundable and is due within 90 days. These guaranteed sublicense fees are applied against sublicense fees reported by the reseller in relicensing our products to end-users. No guaranteed sublicense fees were recognized in the quarter ended June 30, 2003 nor were there any guaranteed sublicense fees recognized in the fiscal year ended March 31, 2003. As of June 30, 2003, a substantial majority of all such guaranteed sublicense fees recognized by us have been placed with end users or forfeited by the reseller.

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

      Allowance for litigation. From time to time, in the course of business, we find ourselves obliged to protect our proprietary intellectual property which may involve litigation. Conversely, at times, we find we are the target of litigation and need to defend ourselves from alleged claims by third parties, including claims that we have infringed upon other’s intellectual property. We file patents to protect our intellectual property. Further, we have established policies and procedures to protect our intellectual property as well as to avoid infringing upon the intellectual property of others, and we routinely purchase insurance to reduce our risk of the cost of litigation. We regularly evaluate the status of pending litigation and the recoverability of possible losses. An allowance is established for amounts that we estimate to be unrecoverable. We rely on opinions of our legal counsel and insurance advisors and make use of estimates and assumptions as to probable outcomes in establishing the allowances (see “Litigation” below).

      Valuation allowance against deferred tax assets. We recognize deferred tax assets and liabilities based upon differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review the deferred tax assets for recoverability and establish a valuation allowance. We have provided a valuation allowance against our entire net deferred tax assets as of June 30, 2003. This valuation allowance was recorded given the losses we have incurred through June 30, 2003 and the uncertainties regarding our future operating profitability and taxable income, which require significant judgment by our management.

Euro Currency

      On January 1, 1999, certain countries of the European Union established fixed conversion rates between their existing currencies and one common currency, the Euro. The Euro then began to trade on currency exchanges and to be used in business transactions. Beginning in January 2002, new Euro-denominated currencies were issued. The existing local currencies were withdrawn from circulation in July 2002. We derived approximately 55% and 62% of our total revenues outside the United States for the quarter ended June 30, 2003 and June 30, 2002, respectively, a significant portion of which was in Europe. The Euro conversion did not have a material effect on our consolidated financial position or results of operations (see “Part I, Item 3. Qualitative and Quantitative Disclosures about Market Risk”).

Geographic Area Information

      We market our products and related services to customers in North America, the Pacific Rim, and Latin America (“AAA”), and to Europe, the Middle East and Africa (“EMEA”). We license our products outside the United States through wholly-owned subsidiaries and authorized distributors that act as resellers and service providers within a geographic segment. We ship from the United States directly to all end-users regardless of their location and do not sell products directly to our international subsidiaries. Consulting and training services are generally supplied by our wholly-owned subsidiaries and authorized distributors in the geographic segment. Our chief operating decision-maker receives and reviews information relating to revenues primarily by geographic area as disclosed below. Revenue and total assets by geographic area for the quarters ended, and as of, June 30, 2003 and 2002 are presented below (in thousands):

		Total
	Revenue	Assets

June 30, 2003:

AAA	$5,248	$28,953

EMEA	5,931	15,884

Total	$11,179	$44,837

June 30, 2002:

AAA	$5,131	$33,992

EMEA	5,928	14,582

Total	$11,059	$48,574

      All period references in the discussion below and in the remainder of this Item 2 are to fiscal periods based on our fiscal year ending March 31.

Results of Operations

      For the periods indicated, the following table sets forth the percentage of total revenue represented by the respective line items in our Consolidated Statements of Operations (unaudited):

	For the Three
	Months Ended
	June 30,

	2003	2002

Revenues:

Licenses	39.0%	42.8%

Maintenance and services	61.0	57.2

Total revenues	100.0	100.0

Operating Expenses:

Cost of licenses — amortization of intangible asset	3.0	3.0

Cost of maintenance and services	28.7	32.2

Sales and marketing	50.9	56.3

Research and development	20.7	23.5

General and administrative	23.6	25.5

Amortization of intangible	—	18.2

Total operating expenses	126.9	158.7

Operating loss	(26.9)	(58.7)

Interest income, net	0.7	1.0

Other expense, net	(0.9)	(2.9)

Loss before provision for income taxes	(27.1)	(60.6)

Provision for income taxes	0.2	1.5

Net loss	(27.3)%	(62.1)%

      Total revenues for our fiscal quarter ended June 30, 2003 were $11.2 million compared to $11.1 million for the same quarter of the previous fiscal year. The increase in total revenues in the current fiscal year quarter over the same quarter of the prior fiscal year was due entirely to the increase in maintenance revenue. Revenue from licensing activities and from consulting and training services decreased in the current fiscal year quarter compared to the same quarter of the prior fiscal year. One customer, Electronic Data Systems Corp. (“EDS”), accounted for approximately 10% and 18% of our total revenues for the three-month periods ended June 30, 2003 and 2002, respectively. We expect EDS to continue to be an important contributor to revenues for the foreseeable future.

      License revenues were $4.4 million for the quarter ended June 30, 2003 compared to $4.7 million for the same quarter of the previous fiscal year. The decrease in license revenues in the current fiscal year quarter as compared to the prior fiscal year quarter was due primarily to the general slowdown in corporate IT spending and changing buying behaviors resulting in a 41% decrease in our overall average selling price (ASPs) per transaction in the current fiscal year quarter compared to the same quarter of the prior fiscal year. License revenue from North American customers were 54% higher and license revenue from European customers were 40% lower in the current year quarter compared to the same quarter of the prior fiscal year.

      Maintenance and service revenues were $6.8 million in the current fiscal year quarter compared to $6.3 million in the same quarter of the previous fiscal year. Maintenance revenue increased 27% in the current fiscal year quarter over the prior fiscal year quarter due to the continual high renewal rate by our customers. Consulting revenue decreased in the current fiscal year quarter by 22% as compared to the same quarter in the prior fiscal year. This decrease is due primarily to lower billings associated with the EDS-Navy Marine Corp. Intranet (NMCI) project of approximately $950 thousand in the current fiscal year quarter compared to the same quarter of the prior fiscal year offset by the $384 thousand increase in higher billings to our European customers in the current fiscal year quarter compared to the same quarter of the prior fiscal year.

      Cost of licenses is the amortization of the intangible asset acquired with the intellectual property purchased in October 2001. The acquired intellectual property is embedded into our Radia product suite. The fair value of the intangible asset acquired is being amortized to cost of licenses over three years. This amortization is approximately $334 thousand per quarter and is expected to be fully amortized by December 2004. Other cost of licenses consists of costs of the media and tapes on which the product is delivered. Such costs are not material and are included in research and development expenses in the accompanying consolidated statements of operations.

      Cost of maintenance and services includes the direct costs of customer support, update and upgrade rights (“maintenance”), and the direct and indirect costs of providing consulting services and training (“professional services”) to our customers. Cost of maintenance and services consists primarily of payroll, related benefits, and travel for field engineers and support personnel, other related overhead and third-party consulting fees. Cost of maintenance and services was $3.2 million in the quarter ended June 30, 2003 compared to $3.6 million in the quarter ended June 30, 2002, a 10% decrease. The decrease in the cost of maintenance and services in the current fiscal year quarter as compared to the same quarter of the prior fiscal year is due to the decrease use of third party consultants of $112 thousand due primarily to the lower EDS-NMCI project billings, lower customer billings of $39 thousand for travel and expenses associated with the lower consulting services revenues recognized in the current fiscal year quarter, and lower travel costs of $196 thousand in North America due to the lower consulting services revenues recognized in the current fiscal year quarter. We expect the cost of maintenance and services to increase in future quarters to support the growing demand by customers for our maintenance, consulting and training services.

      Sales and marketing expenses consist primarily of salaries, related benefits, commissions, travel, consultant fees, trade shows, seminars, promotions, public relations, user conferences and other costs associated with our sales and marketing efforts. Sales and marketing expenses in the quarter ended June 30, 2003 were $5.7 million compared to $6.2 million in the same period of the prior fiscal year, representing a 9% decrease. The lower expense was primarily due to lower marketing expenses of approximately $400 thousand due to the timing of our European User Group conference to be held in the second quarter of the current fiscal year compared to the first quarter of the prior fiscal year; the delay in marketing events attended this year compared to the prior fiscal year; a decrease in public relations expenses from the reduction in media programs; and lower recruiting costs of $117 thousand due to a reduction in hiring. We expect sales and marketing expenses to increase in future quarters as we continue to invest in the growth of our sales and marketing organizations.

      Research and development expenses consist primarily of salaries, related benefits, consultant fees and other costs associated with our research and development efforts, quality assurance, technical publications, engineering and technical product management. Research and development expenses were $2.3 million in the quarter ended June 30, 2003 compared to $2.6 million in the same period of the prior fiscal year, representing an 11% decrease. Research and development expenses decreased in the quarter of the current fiscal year compared to the same quarter of the prior fiscal year due primarily to a decrease in headcount of 8 employees. We have been able to contain our research and development costs while continuing to support current products and develop new products such as the Radia Patch Manager announced in June 2003. Although we anticipate that we will continue to invest resources to further enhance and develop our products, we do not anticipate significant growth in research and development expense in the foreseeable future.

      General and administrative expenses consist primarily of salaries, related benefits, travel and fees for professional services such as legal, consulting and accounting. General and administrative expenses were $2.6 million in the quarter ended June 30, 2003 compared to $2.8 million in the same period of the prior fiscal year, representing a 6% decrease. The decrease in general and administrative expenses in the fiscal 2004 quarter was primarily due to the reduction in legal fees associated with a patent infringement lawsuit (see “Part II, Item 1. Legal Proceedings”). General and administrative expenses may increase in future periods depending upon pending litigation.

      Amortization of intangible assets. In June 2000, we entered into an alliance agreement with Hewlett-Packard to integrate, market and sell our software and content management products with Hewlett-Packard’s HP OpenView management solutions for the enterprise and service providers markets. As part of the agreement, we issued 940,000 shares of our common stock to Hewlett-Packard and a warrant for an additional 250,000 shares of our common stock. Both the shares issued and the warrant contained restrictions. In addition to the alliance agreement, and for a fee of $2.5 million, Hewlett-Packard was provided a one-year, limited license to upgrade certain existing customers to our Radia product. The fair value of the equity issued, less the cash received from Hewlett-Packard, or $16.1 million, was recorded as an intangible asset at June 30, 2000, and was amortized over the initial term of the agreement. The asset was completely amortized as of June 30, 2002.

      Interest income, net is comprised primarily of interest income earned on our cash, cash equivalents and marketable securities, reduced by interest expense. Net interest income was $80 thousand in the quarter ended June 30, 2003 compared to $111 thousand in the same quarter of the prior fiscal year, representing a decrease of $31 thousand, or 28%. Interest income decreased for the period ended June 30, 2003 due primarily to lower interest rates on a generally lower average balance of cash, cash equivalents and marketable securities.

      Other expense, net consists primarily of the cost of foreign exchange gains and losses and miscellaneous corporate expenses. Net other expense was $105 thousand in the quarter ended June 30, 2003 compared to $324 thousand in the same quarter of the previous fiscal year, representing a decrease of $219 thousand, or 68%. For the period ended June 30, 2003 and 2002 the expense is primarily comprised of a net foreign exchange loss of $34 thousand and $324 thousand, respectively and other non-operating gains/losses.

      Provision for income taxes for the quarter ended June 30, 2003 was $24 thousand compared to $165 thousand in the same quarter of the prior fiscal year. The current fiscal year quarter tax expense represents estimated tax payments for fiscal 2003 and the tax provision for last year was due to foreign tax on a profit earned by a European subsidiary.

Liquidity and Capital Resources

      As of June 30, 2003, we had approximately $26.8 million in cash and cash equivalents and short-term marketable securities. Net cash used in operating activities for the quarter ended June 30, 2003 and 2002 was $2.4 million and $0.7 million, respectively. Cash used in operations for the quarter ended June 30, 2003 was primarily due to the reported net loss of $3.1 million; the decrease of deferred revenue of $1.4 million primarily due to low renewal of annual maintenance experienced in the June quarter of each fiscal year; decrease in accounts payable and accrued liabilities of $1.3 million primarily due to the amortization of the intangible asset (see “Contractual Obligations and Commitments”) and decrease in the reserve created for the Ruiz litigation matter (see “Note 6. Certain Relationships and Related Transactions”) which was settled; decrease in accrued payroll and other compensation of $1.0 million primarily due to lower commissions and bonuses payable as a result of lower revenue recognized for the current period ended June 30, 2003 and payment of commissions and bonuses that were accrued at March 31, 2003; the increase in other assets of $0.3 million due primarily to the recording of the long-term portion of retention bonuses paid to two executive officers; and increase in prepaid expenses and other current assets of $0.7 million due to the payment of a retention bonus to an executive officer (see “Note 6. Certain Relationships and Related Party Transactions”) and the prepayment of various professional services. The cash used in operating activities was partially offset by the decrease in accounts receivable of $4.8 million due to lower reported revenues as well as to depreciation and amortization expense of $0.7 million. The cash used in operations for the quarter ended June 30, 2002 was primarily due to the $6.9 million reported net loss and decrease of $1.2 million in accrued payroll and other compensation associated with lower commission and bonuses. The net cash used in operating activities was partially offset by the decrease in accounts receivable of $4.2 million due to lower reported revenues as well as to depreciation and amortization expense of $2.7 million. If we incur losses in future periods, we expect cash to continue to be used in operations.

      Effective March 31, 2003, billings to customers, whether the associated revenue was recognized currently or deferred, are included in the accounts receivable balance if unpaid by the balance sheet date. Previously we reported the balance of accounts receivable net of the amount of revenue deferred. Correspondingly, the deferred revenue balance was reduced by the same amount. For the quarter ended June 30, 2002, both the accounts receivable balance and the deferred revenue balance were increased by $5.7 million to conform to the present year presentation.

      Net cash used in investing activities in the quarter ended June 30, 2003 was $1.0 million and is due primarily to our net reinvestment of $0.7 million of surplus cash in marketable securities. In addition, we purchased property and equipment of $166 thousand and made installment payments of $195 thousand for the intellectual property we acquired in October 2001. Net cash used in investing activities in the quarter ended June 30, 2002 was $10.2 million and is due primarily to the purchase of held-to-maturity securities of $9.5 million of surplus cash in marketable securities as well as the purchase of property and equipment of $0.5 million and installment payments of $195 thousand for the intellectual property we acquired in October 2001.

      Property and equipment expenditures were $166 thousand and $473 thousand for the quarters ended June 30, 2003 and 2002, respectively. The relatively lower expenditures in the current fiscal year quarter was due to the decrease in our headcount. In June 2003, we committed approximately $460 thousand to license and install human resources and financial systems.

      Net cash used in financing activities in the quarter ended June 30, 2003 was $0.3 million and was primarily due to the repurchase of our shares of Common Stock. Net cash provided by financing activities in the quarter ended June 30, 2002 was $0.4 million and was due primarily to proceeds from the sale of common stock and exercise of stock options.

      From time to time our Board of Directors authorizes the repurchase of our outstanding Common Stock. During the quarter ended June 30, 2003, we spent approximately $556 thousand to repurchase approximately 239,000 shares, including the repurchase of 126,000 shares of common stock from an executive officer in connection with a settlement agreement (see “Note 6. Certain Relationships and Related Party Transactions”). In May 2003, our Board of Directors increased the number of shares authorized for repurchase by an additional 500,000 shares. At June 30, 2003, the remaining authorization for all stock repurchases was approximately 441,000 shares.

      Although it is difficult for us to predict our future liquidity requirements with certainty, we believe that our existing cash, cash equivalents and marketable securities will be adequate to finance our operations for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent we experience growth in the future, we anticipate that our operating and investing activities may use cash. Additionally, to the extent we have uninsured litigation and related costs, we will use available cash resources. We may need or otherwise decide to raise additional funds, through public or private debt or equity financing, to fund future growth or continuing operations, take advantage of expansion or acquisition opportunities, develop new products or compete effectively in the marketplace. However, additional funds may not be available to us on commercially reasonable terms, or at all, when we require them, and any additional capital raised through the sale of equity or equity-linked securities could result in dilution to our existing stockholders.

Contractual Obligations and Commitments

      In March 2002, we entered into an unsecured revolving line of credit agreement with a bank providing for borrowings of up to $1.0 million. The line of credit expired in March 2003 and was not renewed, and we are currently reviewing our banking relationships and alternatives.

      In June 2003, we committed $460 thousand to license and install human resources and financial systems.

      Our cost for intellectual property acquired in October 2001 was $3.9 million, net of acquisition costs of $112 thousand, and is payable through the issuance of 212,636 shares of our Common Stock and payment of $1.7 million over 9 quarters through December 2003. As of June 30, 2003, 165,384 shares of our Common Stock had been issued and payments totaling approximately $1.4 million had been made. We will issue 23,626 shares and make a cash payment of $195 thousand quarterly through December 31, 2003. The value of our shares to be issued and cash to be paid have been accrued in the accompanying consolidated balance sheet. Accordingly, $0.9 million and $1.3 million was included in accrued liabilities as of June 30, 2003 and March 31, 2003, respectively. The fair value of the acquired software costs is being amortized over the estimated useful life of the software, which is three years.

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

      On May 16, 2003 we entered into an Amended and Restated Employment Agreement with Mr. Ruiz providing for, among other things, an increase in Mr. Ruiz’s base salary to $225,000 from $210,000 and the payment to Mr. Ruiz of a retention bonus of $450,000, subject to a two-year vesting schedule. Under the terms of the agreement, Mr. Ruiz is required to repay all retention bonuses previously paid to him under the agreement if, prior to May 16, 2005, (i) he voluntarily terminates his employment with Novadigm or (ii) Novadigm terminates his employment for reasons relating to dishonesty or misconduct or, subject to certain conditions, a failure to substantially perform his duties as an employee of Novadigm. We are currently amortizing the retention bonus payment over the retention period. The unamortized balance is classified under prepaid expenses and other current assets and other long-term assets in our accompanying financial statements.

      We lease facilities under non-cancelable operating leases. Future minimum lease payments under existing operating leases are as follows (in thousands):

Year Ending June 30,

2004	$2,653

2005	1,909

2006	1,738

2007	218

2008 and thereafter	—

$6,518

Litigation

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

      Our management expects to incur substantial fees defending the Beck Systems lawsuit. Our insurance company has paid the defense costs for the period after April 1, 2002, and now asserts that we have exhausted the coverage. In the event we need to take additional charges or set aside additional reserves for defense costs due to the ongoing uncertainty of additional insurance coverage, any such action could have a material adverse impact on our business, consolidated financial condition and results of operations in future periods.

      The outcome of litigation is inherently uncertain, however, particularly in cases such as this where sophisticated factual issues must be assessed and complex technical issues must be decided. As a result, we cannot accurately predict the ultimate outcome of the Beck Systems litigation. In the event we are unsuccessful in defending this claim, we could be liable for economic and other damages and we may be forced to incur ongoing licensing expenses or to change how we design, manufacture and market our products. While we are unable at this time to estimate the range of the potential liability that would result from an unsuccessful defense, we believe that the liability could have an adverse impact on our business, consolidated financial condition and results of operations in future periods. In addition, we expect to continue to incur substantial fees to defend the Beck Systems litigation. While we have received insurance proceeds to cover part of our defense costs, the insurance proceeds will not be sufficient to cover all of our defense costs nor will they be sufficient to cover our liability in the event that our defense is unsuccessful.

Related Party Transactions

      For financial information regarding Related Party Transactions, see Note 6 to our Consolidated Financial Statements included in this Quarterly Report.

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

      Our quarterly results are subject to significant fluctuations due to many factors. Our quarterly operating results have fluctuated in the past and are expected to fluctuate significantly in the future, due to a number of factors, including, among others, the size and timing of customer orders, the timing and market acceptance of our new products, the level and pricing of international sales, foreign currency exchange rates, changes in the level of operating expenses, resolution of pending litigation, technological advances and competitive conditions in the industry. Revenues received from our individual customers vary significantly based on the size of the product installation. Customer orders for our products have ranged from several thousands of dollars to over $10 million. As a result, our quarterly operating results are likely to be significantly affected by the number and size of customer orders we are able to obtain in any particular quarter. In addition, the sales cycle for our products is lengthy and unpredictable, and may range from a few months to over a year, depending upon the interest of the prospective customer in our products, the size of the order (which may involve a significant commitment of capital by the customer), the decision-making and acceptance procedures within the customer’s organization, the complexity of implementation and other factors.

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

      Our operating results are also expected to vary significantly due to seasonal trends. Historically, we have realized a greater percentage of our annual revenues in the third and fourth fiscal quarters, and a lower percentage in the first and second fiscal quarters. We believe that this seasonality is in part a result of the structure of our sales commission and bonus plans, and in part a result of lower international revenues in the summer months when many businesses in Europe experience lower sales. In addition, capital budgets of our customers, which tend to concentrate spending activity at the beginning and end of calendar years, have had, and may continue to have, a seasonal influence in our quarterly operating results. We expect that our operating results will continue to fluctuate in the future as a result of these and other factors, and that seasonality may increase if our continued efforts to expand our international sales are successful.

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

      The loss of a major customer or partner could adversely affect our operating results. One customer, Electronic Data Systems Corp. (EDS), accounted for approximately 10% and 18% of our total revenues for the three-month periods ended June 30, 2003 and 2002, respectively. During fiscal 2003, 2002 and 2001, one customer, EDS, accounted for approximately 20%, 16% and 12% of our total revenues, respectively. If revenues from EDS decline, our business could be adversely affected. Furthermore, if an order from another large customer does not occur or is deferred, or a relationship with a partner terminates, our revenue could be reduced and we may be unable to proportionately reduce our operating expenses.

      We may need additional capital in the future, which may not be available or may dilute the ownership of existing stockholders. In the future, we may need or otherwise decide to raise additional funds, but we may not be able to obtain additional financing on favorable terms, if at all. Further, if we issue equity or equity-linked securities, our current stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of our Common Stock. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competitive pressures or unanticipated requirements or otherwise support our operations (see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”).

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

      Intense competition in the markets in which we operate could adversely affect us. We may not be able to compete effectively in the software management market, and our profitability or financial performance could be adversely affected by increased competition. Competition in the markets we serve is diverse and rapidly changing. Many of our competitors have longer operating histories, and many have significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger customer installed bases. Moreover, existing or new competitors may develop products that are superior to our products or may develop other technologies offering significant advantages over our technology.

      Our business could be materially affected by risks related to our international operations. Approximately 58% of our overall revenue in the current fiscal year quarter was derived from our international operations and approximately 52% of our revenues in fiscal 2003 were derived from our international operations. Accordingly, our operations and financial results could be significantly affected by factors associated with international operations, such as fluctuations in foreign currency exchange rates, uncertainties relative to regional economic circumstances, longer payment cycles, greater difficulty in accounts receivable collection, complexities of foreign tax laws and regulations and the potential for adverse tax consequences, changes in regulatory requirements and product localization requirements and difficulty in staffing and managing international operations. A majority of our international revenues and costs have been denominated in foreign currencies. We believe that an increasing portion of our international revenues and costs will be denominated in foreign currencies in the future.

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

      Third parties have claimed, and may in the future claim, infringement with respect to our current or future products. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in their industry segment grows and the functionality of products in different industry segments overlap. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms or at all. See “Part 2, Item 1. Legal Proceedings” for a discussion of potential adverse consequences of an ongoing legal proceeding in which it is alleged that our products infringe on patents held by another entity.

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

      The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in the United Kingdom, France and Germany and conduct transactions in the local currency of each location. Although we currently derive no material revenues from highly inflationary economies, we are expanding our presence in international markets outside Europe, including the Pacific Rim and Latin America, the currencies of which have tended to fluctuate more relative to the U.S. dollar. We have instituted a hedging program that we expect will reduce our exposure to exchange losses in the future. The program includes a company policy of denominating contracts in the currency of the subsidiary, the offsetting of revenues and expenses in the same currency to create natural hedges and the use of foreign exchange options and forward contracts to hedge net exposed positions. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on our business, operating results, revenues or financial condition. The impact of fluctuations in these currencies resulted in net transaction losses of $33 thousand and $324 thousand in the quarters ended June 30, 2003 and 2002, respectively.

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

      At June 30, 2003, our cash and cash equivalents consisted primarily of demand deposits and money market funds held by large institutions in the U.S., and our short-term securities represented investments in corporate debt with an initial maturity period of less than 91 days.

Item 4.     Controls and Procedures

      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2003, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the

Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

      Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

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

      Our management expects to incur substantial fees defending the Beck Systems lawsuit. Our insurance company has paid the defense costs for the period after April 1, 2002, and now asserts that we have exhausted the coverage. In the event we need to take additional charges or set aside additional reserves for defense costs due to the ongoing uncertainty of additional insurance coverage, any such action could have a material adverse impact on our business, consolidated financial condition and results of operations in future periods.

      The outcome of litigation is inherently uncertain, however, particularly in cases such as this where sophisticated factual issues must be assessed and complex technical issues must be decided. As a result, we cannot accurately predict the ultimate outcome of the Beck Systems litigation. In the event we are unsuccessful in defending this claim, we could be liable for economic and other damages and we may be forced to incur ongoing licensing expenses or to change how we design, manufacture and market our products. While we are unable at this time to estimate the range of the potential liability that would result from an unsuccessful defense, we believe that the liability could have an adverse impact on our business, consolidated financial condition and results of operations in future periods. In addition, we expect to continue to incur substantial fees to defend the Beck Systems litigation. While we have received insurance proceeds to cover part of our defense costs, the insurance proceeds will not be sufficient to cover all of our defense costs nor will they be sufficient to cover our liability in the event that our defense is unsuccessful.

      Additionally, on May 16, 2003 we reached an agreement to settle certain previously disclosed employment-related claims against us by Wallace D. Ruiz, Chief Financial Officer and Treasurer. These claims were related to Mr. Ruiz’s inability to exercise expiring options and sell the underlying shares of our Common Stock during certain times in 1999, 2000 and 2001 due to insider trading restrictions imposed by us at those times and related to certain loans made to him by us to allow Mr. Ruiz to exercise those options. Our Board of Directors established a special independent committee which retained independent counsel, investigated Mr. Ruiz’ claims and negotiated a settlement on behalf of Novadigm, Inc. The special committee and the Board unanimously approved the terms of the settlement reached with Mr. Ruiz. Under the terms of the settlement, we paid Mr. Ruiz approximately $1,080,000 and Mr. Ruiz rapid us all of the approximately $838,000 in outstanding principal and accrued interest on loans owed by him to us through a cash payment of approximately $542,000 and the surrender to the company of 126,000 shares of our common stock pledged by Mr. Ruiz against repayment of the loans. The amounts paid under the settlement agreement were provided for in fiscal 2003. In addition, we entered into an amended employment agreement with Mr. Ruiz providing for, among other things, an increase in Mr. Ruiz’s base salary from $210,000 to $225,000 and the payment to Mr. Ruiz of a retention bonus of $450,000, subject to a two-year vesting schedule. The retention bonus will be recognized as compensation expense as it is earned over the two-year term of the agreement. For a description of the loans to Mr. Ruiz, see “Item 2. Part I. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions.”

Item 2.	Changes in Securities and Use of Proceeds

      None

Item 3.	Defaults upon Senior Securities

      None

Item 4.	Submission of Matters to a Vote of Security Holders

      None

Item 5.	Other Information

      None

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (section 302 of the Sarbanes-Oxley Act of 2002)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (section 302 of the Sarbanes-Oxley Act of 2002)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

      (b) Reports on Form 8-K

      We filed a current report on Form 8-K dated April 23, 2003, as amended by a Form 8-K/ A filed on April 25, 2003, to furnish information relating to our announcement of our operating results for our quarter and fiscal year ended March 31, 2003 (pursuant to Items 7, 9 and 12 of Form 8-K).

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2003

NOVADIGM, INC.

By:	/s/ WALLACE D. RUIZ

Wallace D. Ruiz
Vice President, Chief Financial
Officer and Treasurer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (section 302 of the Sarbanes-Oxley Act of 2002)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (section 302 of the Sarbanes-Oxley Act of 2002)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).