Form 10-Q
period 2003-09-30
NOVADIGM INC
filed 2003-11-14
CIK 888358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

     On November 11, 2003 there were 19,103,430 shares of the Registrant’s Common Stock outstanding.

NOVADIGM, INC.

PART I. FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (unaudited)

NOVADIGM, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(unaudited)

	September 30,	March 31,
	2003	2003

ASSETS
Cash and cash equivalents	$21,092	$15,666
Restricted cash	150	150
Short-term marketable securities	1,783	13,760
Accounts receivable, net	12,931	15,656
Prepaid expenses and other current assets	2,523	1,175

Total current assets	38,479	46,407
Property and equipment, net	2,365	2,182
Intangible asset, net	1,391	2,059
Other assets	1,049	788

Total assets	$43,284	$51,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$3,621	$3,598
Accrued liabilities	2,278	3,670
Accrued payroll and other compensation	3,527	4,211
Deferred revenue	10,872	12,235

Total current liabilities	20,298	23,714

Long-term liabilities	58	71
Stockholders’ equity:
Common stock, $0.001 par value: 30,000 shares authorized; 19,080 and 19,247 issued and outstanding as of September 30, 2003 and March 31, 2003, respectively	19	19
Additional paid-in capital	86,251	86,314
Stockholders notes receivable	—	(233)
Accumulated deficit	(64,251)	(59,241)
Accumulated other comprehensive income	909	792

Total stockholders’ equity	22,928	27,651

Total liabilities and stockholders equity	$43,284	$51,436

See accompanying Notes to Consolidated Financial Statements.

NOVADIGM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

REVENUES:
Licenses	$5,667	$10,552	$10,031	$15,281
Maintenance and services	7,370	5,961	14,185	12,291

Total revenues	13,037	16,513	24,216	27,572

OPERATING EXPENSES:
Cost of licenses — amortization of intangible asset	334	333	668	667
Cost of maintenance and services	3,669	3,344	6,878	6,902
Sales and marketing	6,239	7,132	11,926	13,446
Research and development	2,180	2,587	4,494	5,182
General and administrative	2,721	3,031	5,363	5,762
Amortization of intangible	—	—	—	2,018

Total operating expenses	15,143	16,427	29,329	33,977

Operating income (loss)	(2,106)	86	(5,113)	(6,405)
Interest income, net	42	112	122	223
Other income (expense), net	110	(109)	5	(433)

Income (loss) before provision for income taxes	(1,954)	89	(4,986)	(6,615)
Provision for income taxes	—	43	24	208

Net income (loss)	$(1,954)	$46	$(5,010)	$(6,823)

Earnings (loss) per share-basic	$(0.10)	$0.00	$(0.26)	$(0.34)

Weighted average common shares outstanding-basic	19,125	19,706	19,164	19,939

Earnings (loss) per share-diluted	$(0.10)	$0.00	$(0.26)	$(0.34)

Weighted average common and common equivalent shares outstanding — diluted	19,125	20,230	19,164	19,939

See accompanying Notes to Consolidated Financial Statements.

NOVADIGM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share data)
(unaudited)

	For the Six Months
	Ended September 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(5,010)	$(6,823)
Adjustments to reconcile net loss to net cash used in operating activities —
Depreciation and amortization expense	1,449	3,469
Increase in allowance for shareholder notes	—	694
Decrease (increase) in accounts receivable	3,673	(276)
Decrease in allowance for doubtful accounts	(442)	(155)
Increase in prepaid expenses and other current assets	(1,302)	(138)
Increase in other assets	(246)	(557)
(Decrease) increase in accounts payable and accrued liabilities	(627)	1,224
Decrease in long-term liabilities	(14)	—
Decrease in accrued payroll and other compensation	(805)	(668)
Decrease in deferred revenue	(1,718)	(105)

Net cash used in operating activities	(5,042)	(3,335)

Cash flows from investing activities:
Acquisition of intellectual property	(390)	(390)
Purchases of property and equipment	(964)	(639)
Purchases of held-to-maturity securities	(14,672)	(18,835)
Proceeds from redemptions of held-to-maturity securities	26,649	6,541

Net cash provided by (used in) investing activities	10,623	(13,323)

Cash flows from financing activities:
Net proceeds from the sale of common stock	157	698
Purchase of treasury stock	(429)	(1,252)

Net cash used in financing activities	(272)	(554)

Effect of foreign currency exchange rates in cash and cash equivalents	117	1,300

Net increase (decrease) in cash and cash equivalents	5,426	(15,912)
Cash and cash equivalents at the beginning of the period	15,666	25,775

Cash and cash equivalents at the end of the period	$21,092	$9,863

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$28	$—
Non-cash financing activity:
Issuance of common stock in connection with the acquisition of intellectual property (47,252 issued for each of the periods ended September 30, 2003 and 2002; 23,626 shares issuable as of September 30, 2003)	$474	$474
Purchase of treasury stock in exchange of shareholder loan — 126,000 shares and 141,441 shares for the six-month periods ended September 30, 2003 and 2002, respectively	$265	$280
Retirement of treasury stock — 288,775 and 1,489,354 shares for the periods September 30, 2003 and 2002, respectively	$694	$7,412

See accompanying Notes to Consolidated Financial Statements.

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation

      The accompanying unaudited Consolidated Financial Statements of Novadigm, Inc. and Subsidiaries (“Novadigm” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Except as set forth in Note 4 hereof, the Company has continued to follow the accounting policies set forth in the consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2003, as filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company’s consolidated financial position as of September 30, 2003, its results of operations for the three and six month periods ended September 30, 2003 and 2002 and its cash flows for the six months ended September 30, 2003 and 2002. The Company’s results of operations for the three and six months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year or future periods. Certain prior year amounts have been reclassified to conform to the current period presentation.

2.	Stock Based Compensation

      In December 2002, Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock Based Compensation — Transition and Disclosure, an amendment to FASB Statement No. 123, was issued. SFAS No. 148 amended SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 related to disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are applicable to both interim and annual financial statements ending after December 15, 2002.

      SFAS No. 123, permits companies to (i) recognize as expense the fair value of stock-based awards, or (ii) continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations (“APB No. 25”), and provide pro forma net income and earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company continues to apply the provisions of APB No. 25 and provide the pro forma disclosures in accordance with the provisions of SFAS Nos. 123 and 148 with respect to option grants. Under APB No. 25, the Company has not recorded any stock-based employee and director compensation cost associated with its stock option plans, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plan (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss) as reported	$(1,954)	$46	$(5,010)	$(6,823)
Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(1,066)	(1,870)	(2,380)	(3,544)

Pro forma net loss	$(3,020)	$(1,824)	$(7,390)	$(10,367)

Basic and diluted net income (loss) per share — as reported	$(0.10)	$0.00	$(0.26)	$(0.34)

Basic and diluted loss per share — pro forma	$(0.16)	$(0.09)	$(0.39)	$(0.52)

      The weighted average fair values of options granted during the quarters ended September 30, 2003 and 2002 was $1.81 and $2.72, respectively. The weighted average fair values of options granted during the six-month periods ended September 30, 2003 and 2002 was $1.82 and $4.12, respectively.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the three-months ended September 30, 2003 and 2002: average risk-free interest rate of 1.0% and 1.7%, respectively; expected dividend yields of 0%, expected lives of options of 5.0 years, and expected volatility of 84% and 103%, respectively. The following weighted-average assumptions were used for grants during the six-months ended September 30, 2003 and 2002: average risk-free interest rate of 1.0% and 1.8%, respectively; expected dividend yields of 0%, expected lives of options of 5.0 years, and expected volatility of 95% and 103%, respectively.

3.	Basic and Diluted Earnings (Loss) Per Share

      Basic earnings (loss) per share (“EPS”) is calculated by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period, adjusted to reflect the dilutive impact of potential shares of common stock outstanding during the period (common stock equivalents). Common equivalent shares were excluded from the calculations of the Company’s diluted loss per share for the three and six-month periods ended September 30, 2003 and the six-month period ended September 30, 2002 because the effect of including such shares in the computation would be anti-dilutive. At September 30, 2003 and 2002, the Company had outstanding stock options to purchase approximately 2.9 million shares and 5.6 million shares, respectively, of the Company’s Common Stock, which could potentially dilute basic EPS in the future (see “Note 7. Stock Option Exchange Program” for additional information regarding these stock options).

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands, except per share data)
Numerator:
Net income (loss)	$(1,954)	$46	$(5,010)	$(6,823)

Denominator:
Weighted average common shares outstanding — basic	19,125	19,706	19,164	19,939
Incremental shares from assumed conversion of options	—	524	—	—

Weighted average common and common equivalent shares outstanding — diluted	19,125	20,230	19,164	19,939

Earnings (loss) per share — basic	$(0.10)	$0.00	$(0.26)	$(0.34)

Earnings (loss) per share — diluted	$(0.10)	$0.00	$(0.26)	$(0.34)

4.	Recently Issued Accounting Pronouncements

      In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company is required to adopt SFAS No. 149 for new contracts and certain hedging designated instruments after June 30, 2003, and certain provisions of SFAS No. 149 as it relates to Statement No. 133 Implementation Issues are effective for fiscal quarters that began prior to June 15, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated results of operations or financial position.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 revises the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated results of operations or financial position.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that, at the time a company issues a guarantee, that company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The Company was required to adopt the disclosure requirements in this Interpretation for financial statements for interim or annual periods ending after December 15, 2002. The adoption of this Interpretation on December 31, 2002 did not have a material impact on the Company’s consolidated results of operations or financial position.

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Contingencies

      On July 6, 2001, Beck Systems, Inc. filed a complaint against the Company and two of the Company’s customers in the United States District Court for the Northern District of Illinois, alleging infringement of two patents held by Beck Systems. The customers have been dismissed from the lawsuit. Beck Systems alleges that Novadigm’s manufacture and marketing of its EDM and Radia products infringe on the Beck Systems patents. The Company believes it has meritorious defenses and is defending this suit vigorously. Any unfavorable outcome of this litigation could have a material adverse impact on the Company’s business, consolidated financial condition and results of operations (see “Part II, Item 1. Legal Proceedings”).

      The outcome of litigation is inherently uncertain, however, particularly in cases such as this where sophisticated factual issues must be assessed and complex technical issues must be decided. As a result, the Company cannot accurately predict the ultimate outcome of the Beck Systems litigation. In the event the Company is unsuccessful in defending this claim, the Company could be liable for economic and other damages and may be forced to incur ongoing licensing expenses or to change how it designs, manufactures and markets its products. While the Company is unable at this time to estimate the range of the potential liability that would result from an unsuccessful defense, the Company believes that the liability could have an adverse impact on its business, consolidated financial condition and results in future periods.

      The Company’s insurance company has paid the defense costs for the period after April 1, 2002, and now asserts that the Company has exhausted its coverage. In the event the Company needs to take additional charges for defense costs, substantial fees would be expected in defense of the Beck Systems litigation. Any such action could have a material adverse impact on the Company’s business, consolidated financial condition and results in future periods.

      The Company is also subject to certain other legal proceedings and claims which have arisen in the ordinary course of business and which have not been fully adjudicated. The Company currently believes that the ultimate outcome of these matters will not have a material adverse effect on the Company’s business, results of operations or financial condition.

6.	Comprehensive Income (Loss)

      Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”) establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of consolidated financial statements. SFAS 130 requires that unrealized losses from the Company’s foreign currency translation adjustments be included in other comprehensive income (loss).

      The following presents a reconciliation of net income (loss) to comprehensive income (loss) for the three-month and six-month periods ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss)	$(1,954)	$46	$(5,010)	$(6,823)
Other comprehensive income (loss):
Foreign currency translation adjustments	(155)	348	117	1,300

Comprehensive income (loss)	$(2,109)	$394	$(4,893)	$(5,523)

7.	Stock Option Exchange Program

      On May 29, 2003, the Company announced the commencement of a voluntary stock option exchange program giving non-executive employees the opportunity to exchange outstanding options for the right to receive new options at a later date. The opportunity to exchange outstanding options expired on August 22, 2003. The Company’s Board of Directors determined that, because most of the existing options had exercise prices significantly higher than the current market price per share of its Common Stock, the existing options

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

no longer had sufficient value to motivate and retain the Company’s employees. Neither the Company’s executive officers nor its directors are eligible to participate in this option exchange program.

      Employees who tendered options for exchange will be granted, at their election, either: (i) new options to purchase three-fourths of the number of shares as the options tendered and accepted for exchange and that have the same vesting schedules as those of the tendered options or (ii) new options to purchase the same number of shares as those tendered options and that have vesting schedules that are 18 months longer than those of the tendered options. The Company plans to grant the new options on or about February 26, 2004. The exercise price of the new options will be equal to the fair market value of one share of the Company’s Common Stock on that new option grant date.

      Options to purchase approximately 4.2 million shares of the Company’s Common Stock, with a weighted average exercise price of $6.74 per share and a range of $1.70 to $24.63 per share, were held by employees eligible to participate in the stock option exchange program.

      As of September 30, 2003, options to purchase approximately 2.3 million shares of the Company’s Common Stock, with a weighted average exercise price of $8.87 per share and a range of $2.33 per share to $24.63 per share, have been tendered as part of this program.

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

8.	Derivatives

      On April 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires the recognition of all derivative instruments as either assets or liabilities in the consolidated balance sheet, and the periodic adjustment of those instruments to fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resultant designation. As of September 30, 2003, there are no outstanding derivative financial instruments.

9.	Warranty and Indemnification

      The Company’s standard license agreement generally provides its customers with a performance warranty on its software products for a six-month period. Such warranties are accounted for in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS No. 5”). To date, no claims under such indemnification provisions have been made.

      The Company’s product license and services agreements include an indemnification provision for claims from third-parties relating to the Company’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5. The indemnification requires the Company to pay any damages and costs which may be assessed against the Company’s customers and includes legal fees incurred and the cost of a suitable replacement. To date, no claims under such indemnification provisions have been made.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Because we want to provide you with more meaningful and useful information, this Quarterly Report on Form 10-Q includes forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that reflect our current expectations about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by using words such as “may,” “will,” “expects,” “anticipates,” “believes,” “intends,” “estimates,” “could” or similar expressions, but these words are not the exclusive way of identifying these statements. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. See “Risk Factors” for a description of these risks, uncertainties and factors.

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

      We have three primary sources of revenue. License revenue is generated from licensing the rights to use our software products to end-users and from sublicense fees from resellers of our software products. We also generate maintenance revenues from providing renewable support and software update rights to license customers. Lastly, we earn revenue from consulting and training activities performed for license customers. We recognize revenue in accordance with the provisions of Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9.

      Our total revenues for the three and six-month periods ended September 30, 2003 were $13.0 million and $24.2 million, respectively. Our total revenues for the three and six-month periods ended September 30, 2002 were $16.5 million and $27.6 million, respectively. We incurred operating losses of $2.1 million and $5.1 million for the three and six-month periods ended September 30, 2003, respectively. We recorded an operating profit of $86 thousand and incurred an operating loss of $6.4 million for the three and six-month periods ended September 30, 2002, respectively. We incurred net losses of $2.0 million and $5.0 million for the three and six-month periods ended September 30, 2003, respectively. We recorded net income of $46 thousand and a net loss of $6.8 million for the three and six-month periods ended September 30, 2002, respectively. Amortization of intangible assets for the three and six-month periods ended September 30, 2003 was $334 thousand and $668 thousand, respectively, and $333 thousand and $2,685 thousand for the three and six-month periods ended September 30, 2002, respectively.

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

      Revenue recognition. We recognize revenue in accordance with the provisions of Statement of Position No. 97-2, Software Revenue Recognition as amended by Statement of Position No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. We generate license revenues from licensing the rights to use our software products to end-users and sublicense fees from resellers. We also generate maintenance and service revenues from providing renewable support and software update rights services (maintenance) to, and from consulting and training activities performed for, license customers.

      Revenues from perpetual software license agreements are recognized upon shipment of the software if evidence of an arrangement exists, pricing is fixed and determinable, and collectibility is probable. Shipment of the software is generally performed by the physical delivery of a CD or by electronic delivery of the licensed software. Evidence of an arrangement generally takes the form of a software license agreement signed by the customer and by us. In the case of an existing license customer, additional orders may come in the form of an addendum to the software license agreement, a purchase order, order letter, or similar authorizing document from the customer. We evaluate whether the software transaction has a fixed and determinable price. A key factor in this evaluation is the payment terms in relation to our experience with the customer or with a similar class of customers. Generally, software licensing transactions have terms of less than one year and have no unresolved acceptance criteria or similar contingency. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. We evaluate the probability of collection based upon the creditworthiness of the customer.

      We allocate revenue on software arrangements involving multiple elements to each element based on their relative fair values. Our determination of fair value of each element is based on vendor specific objective evidence (“VSOE”). We analyze all of the elements of the software arrangement and determine if they have sufficient VSOE to allocate revenue to maintenance, consulting and training components. Accordingly, assuming all other revenue recognition criteria are met, license revenue is recognized upon delivery using the residual method in accordance with SOP No. 98-9, where the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The revenue allocated to licenses generally is recognized upon delivery of the products. The revenue allocated to maintenance is generally recognized ratably over the term of the support, typically 12 months, and revenue allocated to consulting and training elements generally is recognized as the services are performed.

      If evidence of the fair value for undelivered elements does not exist, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered.

      We enter into reseller arrangements that typically provide for sublicense fees payable to us based on a percentage of list price. Reseller arrangements may include non-refundable payments in the form of guaranteed sublicense fees. Guaranteed sublicense fees from resellers are recognized as revenue upon shipment of the master copy of all software to which the guaranteed sublicense fees relate if the reseller is creditworthy and if the terms of the agreement are such that the payment obligation is not subject to price adjustment, is non-cancelable and non-refundable and is due within 90 days. These guaranteed sublicense fees are applied against sublicense fees reported by the reseller in relicensing our products to end-users. No guaranteed sublicense fees were recognized in the quarter or six-months ended September 30, 2003 nor were there any guaranteed sublicense fees recognized in the fiscal year ended March 31, 2003. As of September 30, 2003, all but an immaterial amount of all such guaranteed sublicense fees recognized by us have been placed with end users or forfeited by the reseller.

      Our standard software license agreement provides for a limited warranty that we are the owner of the licensed products and that the licensed products will operate substantially in accordance with the functionality described in the documentation provided with the products for a period of six months. This standard software license agreement does not provide for price protection. This standard software license agreement does not provide for a right-of-return except if our products are found to be infringing on another’s intellectual property rights, a court issues a final injunction and we are unable to secure a license for a customer or replace or modify the customer’s infringing software so that it is no longer infringing. In that case, the customer is entitled to return the licensed product. To date, we have not had to pay, perform or otherwise compensate a customer under a warranty or indemnification. There is no provision for estimated returns, because none are anticipated. There is no warranty reserve due to our historical experience, which indicates that we are capable of honoring our warranties. There is no provision for price protection, because it is not offered.

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

      Valuation allowance against deferred tax assets. We recognize deferred tax assets and liabilities based upon differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review the deferred tax assets for recoverability and establish a valuation allowance. We have provided a valuation allowance against our entire net deferred tax assets as of September 30, 2003. This valuation allowance was recorded given the losses we have incurred through September 30, 2003 and the uncertainties regarding our future operating profitability and taxable income, which require significant judgment by our management.

Geographic Area Information

      We market our products and related services to customers in North America, the Pacific Rim, and Latin America (“AAA”), and to Europe, the Middle East and Africa (“EMEA”). We license our products outside the United States through wholly-owned subsidiaries and authorized distributors that act as resellers and service providers within a geographic segment. We ship from the United States directly to all end-users regardless of their location and do not sell products directly to our international subsidiaries. Consulting and training services are generally supplied by our wholly-owned subsidiaries and authorized distributors in the geographic segment. Our chief operating decision-maker receives and reviews information relating to revenues primarily by geographic area as disclosed below. We do not operate separate lines of business with respect to any products. Accordingly, we do not prepare discrete financial information with respect to separate products and we do not have separately reportable segments as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Revenues by geographic area for the three and six-month periods ended September 30, 2003 and 2002 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

AAA	$6,090	$8,411	$11,338	$13,111
EMEA	6,947	8,102	12,878	14,461

Total	$13,037	$16,513	$24,216	$27,572

The following table presents total asset information by geographic area at September 30, 2003 and 2002 (in thousands):

	September 30,

	2003	2002

AAA	$27,262	$30,019
EMEA	16,022	18,547

Total	$43,284	$48,566

      All period references in the discussion below and in the remainder of this Item 2 are to fiscal periods based on our fiscal year ending March 31.

Results of Operations

      For the periods indicated, the following table sets forth the percentage of total revenue represented by the respective line items in our Consolidated Statements of Operations (unaudited):

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
Licenses	43.5%	63.9%	41.4%	55.4%
Maintenance and services	56.5	36.1	58.6	44.6

Total revenues	100.0	100.0	100.0	100.0

Operating Expenses:
Cost of licenses — amortization of intangible asset	2.5	2.0	2.8	2.4
Cost of maintenance and services	28.1	20.2	28.4	25.0
Sales and marketing	47.9	43.2	49.2	48.8
Research and development	16.7	15.7	18.6	18.8
General and administrative	20.9	18.4	22.1	20.9
Amortization of intangible	—	—	—	7.3

Total operating expenses	116.1	99.5	121.1	123.2

Operating income (loss)	(16.1)	0.5	(21.1)	(23.2)
Interest income, net	0.3	0.7	0.5	0.8
Other income (expense), net	0.8	(0.7)	0.0	(1.5)

Income (loss) before provision for income taxes	(15.0)	0.5	(20.6)	(23.9)
Provision for income taxes	—	0.2	0.1	0.8

Net income (loss)	(15.0)%	0.3%	(20.7)%	(24.7)%

      Total revenues for our second quarter ended September 30, 2003 were $13.0 million compared to $16.5 million for the same quarter of the previous year, a decrease of approximately 21%. The decrease in total revenues in the current year quarter compared to the same quarter of the prior year was primarily due to lower license revenue of approximately $4.9 million. Total revenues for the six-month period ended September 30, 2003 were $24.2 million compared to $27.6 million for the same period of the previous year. The decrease in total revenues in the six-month period ended September 30, 2003 compared to the same six-month period of the prior year was due to both lower license revenue by approximately $5.3 million and lower services revenue by approximately $217 thousand. During the quarter ended September 30, 2003, Electronic Data Systems Corp. (“EDS”) accounted for approximately 20% of our total revenues, and for the six-month period ended September 30, 2003, accounted for approximately 15% of our total revenues.

      License revenues were $5.7 million in the quarter ended September 30, 2003 compared to $10.6 million in the same quarter of the prior year. The decrease in license revenues in the fiscal year quarter ended September 30, 2003 as compared to the prior year quarter was due primarily to the general slowdown in corporate IT spending and changing buying behaviors resulting in a 49% decrease in our overall average selling price. License revenues for the six-month period ended September 30, 2003 were $10.0 million as compared to $15.3 million, a decrease of approximately $5.3 million, or 34%. The decrease in license revenue in the current six-month period ended September 30, 2003 was due to a 48% decrease in our overall average selling price as a result of fewer larger contracts during the period.

      Maintenance and service revenues were $7.4 million in the quarter ended September 30, 2003 compared to $6.0 million in the comparable quarter of the prior year, an increase of 24%. Maintenance revenues in the current quarter were 29% higher over the same quarter of the prior year due primarily to the high rates of renewals by our customers. Service revenues in the current quarter were 15% higher than those in the same quarter of the prior year due to the hiring of additional engineers in Europe, which enabled us to serve the increased demand for our services. The $547 thousand increase in service revenues in Europe in the current year quarter were partially offset by the $243 thousand decrease in North American service revenues due to the lower billings associated with the EDS Navy Marine Corp Intranet (NMCI) project which was approximately $340 thousand higher in the prior year period over the same period this year. Maintenance and service revenues in the six-month period ended September 30, 2003 were $14.2 million compared to $12.3 million in the comparable period of the prior year, a 15% increase. The increase was due entirely to higher maintenance revenues partially offset by lower service revenues. The approximately 28% increase in maintenance revenues in the six-month period ended September 30, 2003 compared to the same period of the prior year was due primarily to a continued high renewal rate by our customers and an increase in our customer base subscribing to maintenance. Service revenues decreased by 5% in the six-month period ended September 30, 2003 compared to the same period of the prior year. The decrease is due primarily to lower billings associated with the NMCI project which was approximately $1.3 million higher in the prior year period over the same period this year partially offset by the $931 thousand increase in service revenues in Europe due to the increased demand for our services. In compliance with the Emerging Issues Task Force Topic No. 01-14, reimbursements for “out-of-pocket” expenses incurred by our professional services staff are reported as maintenance and services revenue.

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

      Cost of maintenance and services includes the direct costs of customer support, update and upgrade rights (“maintenance”), and the direct and indirect costs of providing consulting services and training (“professional services”) to our customers. Cost of maintenance and services consist primarily of payroll, related benefits and travel for field engineers and support personnel, other related overhead and third-party consulting fees. Cost of maintenance and services was $3.7 million for the quarter ended September 30, 2003 compared to $3.3 million for the quarter ended September 30, 2002. Cost of maintenance and services for each of the six-month periods ended September 30, 2003 and 2002 was $6.9 million. The higher cost of maintenance and services in the quarter ended September 30, 2003 as compared to the same period of the prior year was primarily due to $305 thousand of higher costs for hiring additional engineers and contracting outsourced consulting services in Europe to achieve the higher reported services revenue in Europe. In addition, the cost of ongoing support of the NMCI project with contracted outsourced engineers contributed $77 thousand to the increased cost in spite of the lowered billings associated with that project. We expect the cost of maintenance and services to increase in future quarters to support the growing demand by customers for our maintenance, consulting and training services.

      Sales and marketing expenses consist primarily of salaries, related benefits, commissions, travel, consultant fees, trade shows, seminars, promotions, public relations, user conferences and other costs associated with our sales and marketing efforts. Sales and marketing expenses for the quarter ended September 30, 2003 were $6.2 million as compared to $7.1 million in the same period of the prior year. The decrease in the sales and marketing expenses in the current year quarter as compared to the same period of the prior year was primarily due to $616 thousand lower sales compensation costs resulting from lower reported revenue this year and $308 thousand in costs incurred in the prior year quarter for training of the North American sales force. Sales and marketing expenses for the six-month period ended September 30, 2003 were $11.9 million compared to $13.4 million in the same period of the prior year. The decrease in the current six-month period as compared to the same six-month period of the prior year was due to approximately $584 thousand in lower compensation costs as a result of reporting lower revenues this year, $308 thousand in costs incurred in the prior year for the training program of the North American sales force, $403 thousand lower reported travel costs this year and the $252 thousand decrease in marketing expenses due to the delay in marketing events attended this year compared to the prior fiscal year and the decrease in public relations expenses from the reduction in media programs. We expect sales and marketing expenses to increase in future periods to support our sales plans.

      Research and development expenses consist primarily of salaries, related benefits, consultant fees and other costs associated with our research and development efforts, quality assurance, technical publications, engineering and technical product management. Research and development expenses were $2.2 million in the quarter ended September 30, 2003 compared to $2.6 million in the same period of the prior year, a 16% decrease. Research and development expenses for the six-month period ended September 30, 2003 were $4.5 million, compared to $5.2 million in the same period of the prior fiscal year, a 13% decrease. The decrease in the three and six-month periods ended September 30, 2003 as compared to the same periods in the prior year was due primarily to 9 and 10 fewer employees in the current year periods, respectively. We have been able to contain our research and development costs while continuing to support current products and develop new products. Although we anticipate that we will continue to invest resources to further enhance and develop our products, we do not anticipate significant growth in research and development expenses in the foreseeable future.

      General and administrative expenses consist primarily of salaries, related benefits, travel and fees for professional services such as legal, consulting and accounting. General and administrative expenses were $2.7 million in the quarter ended September 30, 2003 compared to $3.0 million in the same period of the prior year, a 10% decrease. General and administrative expenses for the six-month period ended September 30, 2003 were $5.4 million compared to $5.8 million in the same period of the prior year, a 7% decrease. The decrease in general and administrative expenses in the three and six-month periods ended September 30, 2003 as compared to the same periods of the prior year was primarily due to our providing an allowance in the prior year of $616 thousand for the outstanding note due from an officer, partially offset by a $208 thousand increase in litigation expense during the first six months of 2003 (see “Part II, Item 1. Legal Proceedings”). General and administrative expenses may increase in future quarters depending upon developments with respect to pending litigation.

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

      Interest income, net is comprised primarily of interest income earned on our cash, cash equivalents and marketable securities reduced by interest expense. Net interest income was $42 thousand and $122 thousand for the three and six-month periods ended September 30, 2003, respectively, compared to $112 thousand and $223 thousand for the same periods of the prior year, respectively. Interest income decreased for the three and six-month periods ended September 30, 2003 due primarily to lower average interest rates on balances of cash, cash equivalents and marketable securities.

      Other income/expense, net consists primarily of the cost of foreign exchange gains and losses and miscellaneous corporate expenses. Net other income was $110 thousand and $5 thousand for the three and six-month periods ended September 30, 2002, respectively, compared to an expense of $109 thousand and $433 thousand for the same periods of last year, respectively. The increase in other income in the three and six-month periods ended September 30, 2003 was due primarily to net foreign exchange gains in the current year periods compared to net foreign exchange losses in the prior year periods. Net foreign exchange gain for the three-months ended September 30, 2003 was $187 thousand compared to a loss of $30 thousand for the same period of the prior year. Net foreign exchange gain for the six-months ended September 30, 2003 was $154 thousand compared to a loss of $355 thousand for the same period of the prior year.

      Provision for income taxes for the quarter ended September 30, 2003 was $0 compared to $43 thousand in the same quarter of the prior year. The tax provision for the six-months ended September 30, 2003 was $24 thousand compared to $208 thousand in the same six-month period of the prior year. The current fiscal year tax expense represents estimated tax payments for fiscal 2003 and the tax provision for the prior year was due to foreign tax on a profit earned by a European subsidiary.

Liquidity and Capital Resources

      As of September 30, 2003, we had approximately $23.0 million in cash and cash equivalents and short-term marketable securities, compared to approximately $29.6 million as of March 31, 2003. Net cash used in operating activities for the six-months ended September 30, 2003 and 2002 was $5.0 million and $3.3 million, respectively. Cash used in operations for the six-months ended September 30, 2003 was primarily due to the reported net loss of $5.0 million; a reduction of allowance for doubtful accounts of $442 thousand due to a lower accounts receivable balance and a more current aging balance; a $1.3 million increase in the prepaid expenses and other current assets balance due to the renewal of our annual directors and officers liability insurance and to the payment of a retention bonus to an executive officer; an increase of $246 thousand in other assets due primarily to the recording of the long-term portion of the retention bonuses paid to two executive officers; a decrease of $627 thousand in accounts payable and accrued liabilities primarily due to a decrease in marketing accruals in the current fiscal year by $256 thousand, a decrease in accrual for legal fees and other general corporate expenses by $200 thousand and a reduction of $120 thousand in accrued commissions to resellers; a decrease of $805 thousand in accrued payroll and other compensation due to lower commissions and bonuses payable as a result of lower revenue recognized for the current six-month period and the payment of commissions and bonuses that we accrued at March 31, 2003; and a decrease of deferred revenue of $1.7 million due to the seasonal renewal of annual maintenance in the first half of the fiscal year which is lower in the second half of the fiscal year. The $5 million of cash used in operations for the six-months ended September 30, 2003 was partially offset by $668 thousand of amortization expense; and a decrease of the accounts receivable balance of $3.7 million due to lower reported revenues and improved collections. The cash used in operations for the six-months ended September 2002 was primarily due to the $6.9 million reported net loss, offset in part by the $3.5 million depreciation and amortization expense. If we incur losses in future periods, we expect cash to continue to be used in operations.

      Effective March 31, 2003, billings to customers, whether the associated revenue was recognized currently or deferred, are included in the accounts receivable balance if unpaid by the balance sheet date. Previously we reported the balance of accounts receivable net of the amount of revenue deferred. Correspondingly, the deferred revenue balance was reduced by the same amount. For the quarter ended September 30, 2002, both the accounts receivable balance and the deferred revenue balance were increased by $6.6 million to conform to the present year presentation.

      Net cash provided by investing activities in the six-month period ended September 30, 2003 was $10.6 million and is due primarily to the net redemption of $12 million of marketable securities to fund operations and have available cash balances. Property and equipment purchases were $964 thousand, which included approximately $485 thousand for the acquisition of corporate IT systems. In addition, we made installment payments of $390 thousand for the intellectual property we acquired in October 2001. Net cash used in investing activities in the six-month period ended September 30, 2002 was $13.3 million and is due primarily to the net purchase of held-to-maturity securities of $12.3 million of surplus cash in marketable securities as well as the purchase of property and equipment of $639 thousand and installment payments of $390 thousand for the intellectual property we acquired in October 2001.

      Net cash used in financing activities in the six-month period ended September 30, 2003 was $0.3 million and was primarily due to the repurchase of $429 thousand of our shares of Common Stock partially offset by the $157 thousand sale of our Common Stock through the employee stock purchase plan. Net cash provided by financing activities in the six-month period ended September, 2002 was $554 thousand and was due primarily to the $1.3 million repurchase of our shares of Common Stock partially offset by the $698 thousand proceeds from the sale of our Common Stock.

      From time to time our Board of Directors authorizes the repurchase of our outstanding Common Stock. During the quarter ended September 30, 2003, we spent approximately $694 thousand to repurchase approximately 289,000 shares of our Common Stock. In May 2003, our Board of Directors increased the number of shares authorized for repurchase by an additional 500,000 shares. At September 30, 2003, the remaining authorization for all stock repurchases was approximately 391,000 shares.

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

Contractual Obligations and Commitments

      Our cost for intellectual property acquired in October 2001 was $3.9 million, net of acquisition costs of $112 thousand, and is payable through the issuance of 212,636 shares of our Common Stock and payment of $1.7 million over nine quarters through December 2003. As of September 30, 2003, 189,010 shares of our Common Stock had been issued and payments totaling approximately $1.6 million had been made. We will issue 23,626 shares and make a final cash payment of $195 thousand in the quarter ending December 31, 2003. The values of our shares to be issued and cash to be paid have been accrued in the accompanying consolidated balance sheet. Accordingly, $0.4 million and $1.3 million was included in accrued liabilities as of September 30, 2003 and March 31, 2003, respectively. The fair value of the acquired software costs is being amortized over the estimated useful life of the software, which is three years.

      In November 2002, we entered into a management retention agreement with Robert B. Anderson, Executive Vice President, Secretary and Director, pursuant to which we agreed to pay Mr. Anderson an aggregate of $450,000, with $250,000 payable immediately, $100,000 payable on January 1, 2003, and

$100,000 payable on April 1, 2003, provided that Mr. Anderson has remained continuously employed with Novadigm through those dates. In addition, under the terms of the agreement, Mr. Anderson is required to repay the retention bonus previously paid to him under the agreement if, prior to October 1, 2005, (i) he voluntarily terminates his employment with Novadigm or (ii) Novadigm terminates his employment for reasons relating to dishonesty or misconduct or, subject to certain conditions, a failure to substantially perform his duties as an employee of Novadigm. We are currently amortizing the retention bonus payment over the retention period. The unamortized balance is classified under prepaid expenses and other current assets and other long-term assets in our accompanying financial statements.

      On May 16, 2003 we entered into an Amended and Restated Employment Agreement with Wallace D. Ruiz, Chief Financial Officer and Treasurer, providing for, among other things, an increase in Mr. Ruiz’s base salary to $225,000 from $210,000 and the payment to Mr. Ruiz of a retention bonus of $450,000, subject to a two-year vesting schedule. Under the terms of the agreement, Mr. Ruiz is required to repay the retention bonus previously paid to him under the agreement if, prior to May 16, 2005, (i) he voluntarily terminates his employment with Novadigm or (ii) Novadigm terminates his employment for reasons relating to dishonesty or misconduct or, subject to certain conditions, his failure to substantially perform his duties as an employee of Novadigm. We are currently amortizing the retention bonus payment over the retention period. The unamortized balance is classified under prepaid expenses and other current assets and other long-term assets in our accompanying financial statements.

      We lease facilities under non-cancelable operating leases. Future minimum lease payments under existing operating leases are as follows (in thousands):

12 Months Period Ending September 30,

2004	$2,294
2005	1,845
2006	1,429
2007	214
2008 and thereafter	23

Total future minimum lease payments	$5,805

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

      The outcome of litigation is inherently uncertain, however, particularly in cases such as this where sophisticated factual issues must be assessed and complex technical issues must be decided. As a result, we cannot accurately predict the ultimate outcome of the Beck Systems litigation. In the event we are unsuccessful in defending this claim, we could be liable for economic and other damages and we may be forced to incur ongoing licensing expenses or to change how we design, manufacture and market our products. While we are unable at this time to estimate the range of the potential liability that would result from an unsuccessful defense, we believe that the liability could have an adverse impact on our business, consolidated financial condition and results in future periods.

      Our insurance company has paid the defense costs for the period after April 1, 2002, and now asserts that we have exhausted the coverage. In the event we need to take additional charges for defense costs, substantial fees would be expected in defense of the Beck Systems litigation. Any such action could have a material adverse impact on our business, consolidated financial condition and results in future periods.

      We are also subject to certain other legal proceedings and claims which have arisen in the ordinary course of business and which have not been fully adjudicated. We currently believe that the ultimate outcome of these matters will not have a material adverse effect on our business, results of operations or financial condition.

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

      We generally ship orders for licenses as received and as a result typically have little or no backlog. Quarterly revenues and operating results therefore depend upon the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, we have recognized the substantial majority of our quarterly license revenues in the last weeks or week of each quarter. In addition, because our expenditure levels for product development and other operating expenses are based in large part on anticipated revenues, a substantial portion of which are not typically generated until the end of each quarter, the timing and amount of revenues associated with orders have caused, and may continue to cause, significant variations in operating results from quarter to quarter.

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

      If on-going changes in our sales organization are not effective, our business will be adversely affected. Our future success depends upon the ability of our sales channels to generate increased revenues. We have made, and plan to continue to make, substantial organizational, management, process and staff changes in our North American, European, government and alliances sales organizations to enhance coverage and productivity. These changes may not be effective.

      The loss of a major customer or partner could adversely affect our operating results. One customer, Electronic Data Systems Corp. (EDS), accounted for approximately 20% and 15% of our total revenues for the three and six month periods ended September 30, 2003, respectively. During fiscal 2003, 2002 and 2001, EDS accounted for approximately 20%, 16% and 12% of our total revenues, respectively. If revenues from EDS decline, our business could be adversely affected. Furthermore, if an order from another large customer does not occur or is deferred, or a relationship with a partner terminates, our revenue could be reduced and we may be unable to proportionately reduce our operating expenses.

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

      Our business may suffer if we are not able to keep pace with rapid technological change and successfully introduce new products. The market for configuration and change management is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. Our future success will depend in large part on our ability to enhance our current products and to develop and introduce new products that keep pace with technological developments, achieve market acceptance and respond to customer requirements that are constantly evolving. Responding to rapid technological change and the need to develop and introduce new products to meet customers’ expanding needs will require us to make substantial investments in research and product development. If we fail to anticipate or respond adequately to technological developments and customer requirements, in particular advances in client/server enterprise hardware platforms, internet applications and platforms, operating systems and systems management applications, or if we experience any significant delays in product development or introduction, we could lose competitiveness. Any product enhancements or new products we develop may not gain market acceptance. Our failure to develop on a timely basis new products or product enhancements could cause customers to delay or refrain from purchasing our existing products.

      Intense competition in the markets in which we operate could adversely affect us. We may not be able to compete effectively in the configuration and change management market, and our profitability or financial performance could be adversely affected by increased competition. Competition in the markets we serve is diverse and rapidly changing. Many of our competitors have longer operating histories, and many have significantly greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger customer installed bases. Moreover, existing or new competitors may develop products that are superior to our products or may develop other technologies offering significant advantages over our technology.

      Our business could be materially affected by risks related to our international operations. Approximately 53% of our overall revenue in the three and six-month periods ended September 30, 2003 was derived from our international operations and approximately 49% and 53% of our total revenues for the three and six-month periods ended September 30, 2002, respectively, was derived from our international operations. Accordingly, our operations and financial results could be significantly affected by factors associated with international operations, such as fluctuations in foreign currency exchange rates, uncertainties relative to regional economic circumstances, longer payment cycles, greater difficulty in accounts receivable collection, complexities of foreign tax laws and regulations and the potential for adverse tax consequences, changes in regulatory requirements and product localization requirements and difficulty in staffing and managing international operations. A majority of our international revenues and costs have been denominated in foreign currencies. We believe that an increasing portion of our international revenues and costs will be denominated in foreign currencies in the future.

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

      The success of potential future acquisitions depends on our ability to integrate and manage the additions to our business. We may acquire other businesses products or technologies in the future, which would complicate our management tasks. We may need to integrate widely dispersed operations that have different and unfamiliar corporate cultures or integrate disparate products or technologies. These integration efforts may not succeed or may distract management’s attention from existing business operations. Our failure to successfully manage future acquisitions could adversely affect our business. Our stockholders may experience dilution of their holdings if we finance these acquisitions by issuing additional shares of our equity securities.

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

      The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in the United Kingdom, France and Germany and conduct transactions in the local currency of each location. Although we currently derive no material revenues from highly inflationary economies, we are expanding our presence in international markets outside Europe, including the Pacific Rim and Latin America, the currencies of which have tended to fluctuate more relative to the U.S. dollar. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on our business, operating results, revenues or financial condition. The impact of fluctuations in these currencies resulted in net transaction gain of $187 thousand in the quarter ended September 30, 2003, a net transaction gain of $154 thousand in the six-month period ended September 30, 2003, a net transaction loss of $30 thousand in the quarter ended September 30, 2002 and a net transaction loss of $355 thousand in the six-month period ended September 30, 2002.

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

      At September 30, 2003, our cash and cash equivalents consisted primarily of demand deposits and money market funds held by large institutions in the U.S., and our short-term securities represented investments in corporate debt with an initial maturity period of less than 91 days.

Item 4.	Controls and Procedures

      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2003, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

      Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

      There was not any change in our internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

      The outcome of litigation is inherently uncertain, however, particularly in cases such as this where sophisticated factual issues must be assessed and complex technical issues must be decided. As a result, we cannot accurately predict the ultimate outcome of the Beck Systems litigation. In the event we are unsuccessful in defending this claim, we could be liable for economic and other damages and we may be forced to incur ongoing licensing expenses or to change how we design, manufacture and market our products. While we are unable at this time to estimate the range of the potential liability that would result from an unsuccessful defense, we believe that the liability could have an adverse impact on our business, consolidated financial condition and results in future periods.

      Our insurance company has paid the defense costs for the period after April 1, 2002, and now asserts that we have exhausted the coverage. In the event we need to take additional charges for defense costs, substantial fees would be expected in defense of the Beck Systems litigation. Any such action could have a material adverse impact on our business, consolidated financial condition and results in future periods.

      We are also subject to certain other legal proceedings and claims which have arisen in the ordinary course of business and which have not been fully adjudicated. We currently believe that the ultimate outcome of these matters will not have a material adverse effect on our business, results of operations or financial condition.

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

      (b) Reports on Form 8-K

      We filed a current report on Form 8-K dated July 28, 2003 to furnish information relating to our announcement of our operating results for our quarter ended June 30, 2003 (pursuant to Item 12 of Form 8-K).

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2003

NOVADIGM, INC.

By:	/s/ WALLACE D. RUIZ

Wallace D. Ruiz
Vice President, Chief Financial Officer
and Treasurer
(principal financial and accounting officer)

Exhibit Index

Exhibit	Description

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (section 302 of the Sarbanes-Oxley Act of 2002)
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (section 302 of the Sarbanes-Oxley Act of 2002)
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).