Form 10-Q
period 2003-12-31
NOVADIGM INC
filed 2004-02-17
CIK 888358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

or

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

     On February 11, 2004 there were 19,270,821 shares of the Registrant’s Common Stock outstanding.

NOVADIGM, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)

NOVADIGM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,	March 31,
	2003	2003

	(Unaudited)
ASSETS
Cash and cash equivalents	$20,726	$15,666
Restricted cash	200	150
Short-term marketable securities	950	13,760
Accounts receivable, net	15,750	15,656
Prepaid expenses and other current assets	1,718	1,175

Total current assets	39,344	46,407
Property and equipment, net	2,444	2,182
Intangible asset, net	1,057	2,059
Other assets	977	788

Total assets	$43,822	$51,436

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$4,158	$3,598
Accrued liabilities	2,156	3,670
Accrued payroll and other compensation	4,346	4,211
Deferred revenue	10,888	12,235

Total current liabilities	21,548	23,714

Long-term liabilities	822	71
Stockholders’ equity:
Common stock, $0.001 par value: 30,000 shares authorized; 19,103 and 19,247 issued and outstanding as of December 31, 2003 and March 31, 2003, respectively	19	19
Additional paid-in capital	86,488	86,314
Stockholders’ notes receivable	—	(233)
Accumulated deficit	(66,444)	(59,241)
Accumulated other comprehensive income	1,389	792

Total stockholders’ equity	21,452	27,651

Total liabilities and stockholders’ equity	$43,822	$51,436

See accompanying Notes to Consolidated Financial Statements.

NOVADIGM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

REVENUES:
Licenses	$9,737	$4,607	$19,768	$19,888
Maintenance and services	7,780	6,653	21,965	18,944

Total revenues	17,517	11,260	41,733	38,832

OPERATING EXPENSES:
Cost of licenses	427	334	1,095	1,001
Cost of maintenance and services	3,821	3,392	10,699	10,294
Sales and marketing	7,694	6,533	19,620	19,979
Research and development	2,257	2,411	6,751	7,593
General and administrative	2,883	3,396	8,246	9,158
Settlement expense	2,624	—	2,624	—
Amortization of intangible	—	—	—	2,018

Total operating expenses	19,706	16,066	49,035	50,043

Operating loss	(2,189)	(4,806)	(7,302)	(11,211)
Interest income, net	40	79	162	302
Other income (expense), net	37	(34)	42	(467)

Loss before provision for income taxes	(2,112)	(4,761)	(7,098)	(11,376)
Provision for income taxes	81	553	105	761

Net loss	$(2,193)	$(5,314)	$(7,203)	$(12,137)

Loss per basic share	$(0.11)	$(0.27)	$(0.38)	$(0.61)

Weighted average basic common shares outstanding	19,103	19,455	19,144	19,777

Loss per diluted share	$(0.11)	$(0.27)	$(0.38)	$(0.61)

Weighted average diluted common shares outstanding	19,103	19,455	19,144	19,777

See accompanying Notes to Consolidated Financial Statements.

NOVADIGM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share data)
(Unaudited)

	For the Nine Months
	Ended December 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(7,203)	$(12,137)
Adjustments to reconcile net loss to net cash used in operating activities —
Depreciation expense	1,190	1,147
Amortization expense	1,001	3,020
Increase in allowance for shareholder notes	—	558
Decrease in accounts receivable	1,956	8,537
Decrease in allowance for doubtful accounts	(746)	(332)
(Increase) decrease in prepaid expenses and other current assets	(1,655)	125
Increase in other assets	(123)	(500)
(Decrease) increase in accounts payable and accrued liabilities	(44)	799
Increase in long-term liabilities	750	—
Decrease in accrued payroll and other compensation	(169)	(1,745)
Increase in restricted cash	(50)	—
(Decrease) increase in deferred revenue	(2,034)	853

Net cash (used in) provided by operating activities	(7,127)	325

Cash flows from investing activities:
Acquisition of intellectual property	(585)	(586)
Purchases of property and equipment	(1,460)	(777)
Purchases of held-to-maturity securities	(14,823)	(29,242)
Proceeds from redemptions of held-to-maturity securities	27,633	18,834

Net cash provided by (used in) investing activities	10,765	(11,771)

Cash flows from financing activities:
Net proceeds from the sale of common stock	157	698
Purchase of treasury stock	(429)	(1,570)

Net cash used in financing activities	(272)	(872)

Effect of foreign currency exchange rates in cash and cash equivalents	1,694	1,373

Net increase (decrease) in cash and cash equivalents	5,060	(10,945)
Cash and cash equivalents at the beginning of the period	15,666	25,775

Cash and cash equivalents at the end of the period	$20,751	$14,830

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$28	$—
Non-cash financing activities:
Issuance of common stock in connection with the acquisition of intellectual property (70,878 shares issued for each of the periods ended December 31, 2003 and 2002; 0 shares issuable as of December 31, 2003)	$712	$712
Purchase of treasury stock in exchange of shareholder loan — 126,000 shares and 141,441 shares for the nine-month periods ended December 31, 2003 and 2002, respectively	$265	$280
Retirement of treasury stock — 288,775 and 1,602,498 shares for the periods December 31, 2003 and 2002, respectively	$694	$7,450

See accompanying Notes to Consolidated Financial Statements.

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of Presentation

      The accompanying unaudited Consolidated Financial Statements of Novadigm, Inc. and Subsidiaries (“Novadigm” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Except as set forth in Note 4 hereof, the Company has continued to follow the accounting policies set forth in the consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2003, as filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the interim consolidated financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company’s consolidated financial position as of December 31, 2003, its results of operations for the three and nine month periods ended December 31, 2003 and 2002 and its cash flows for the nine months ended December 31, 2003 and 2002. The Company’s results of operations for the three and nine months ended December 31, 2003 are not necessarily indicative of the results to be expected for the full year or future periods. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.     Stock Based Compensation

      In December 2002, Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock Based Compensation — Transition and Disclosure, an amendment to FASB Statement No. 123, was issued. SFAS No. 148 amended SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 related to disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 were applicable to both interim and annual financial statements ending after December 15, 2002.

      SFAS No. 123 permits companies to (i) recognize as expense the fair value of stock-based awards, or (ii) continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations (“APB No. 25”), and provide pro forma net income and earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company continues to apply the provisions of APB No. 25 and provide the pro forma disclosures in accordance with the provisions of SFAS Nos. 123 and 148 with respect to option grants. Under APB No. 25, the Company has not recorded any stock-based employee or director compensation cost associated with its stock option plans, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plan (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net loss as reported	$(2,193)	$(5,314)	$(7,203)	$(12,137)
Total stock-based employee compensation expense determined under fair-value-based method for all awards	(468)	(960)	(2,848)	(4,504)

Pro forma net loss	$(2,661)	$(6,274)	$(10,051)	$(16,641)

Basic and diluted loss per share — as reported	$(0.11)	$(0.27)	$(0.38)	$(0.61)

Basic and diluted loss per share — pro forma	$(0.14)	$(0.32)	$(0.53)	$(0.84)

      The weighted average fair values of options granted during the quarters ended December 31, 2003 and 2002 was $2.04 and $1.55, respectively. The weighted average fair values of options granted during the nine-month periods ended December 31, 2003 and 2002 was $1.99 and $3.52, respectively.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants made during the three-months ended December 31, 2003 and 2002: average risk-free interest rate of 1.0% and 1.4%, respectively; expected dividend yield of 0%, expected lives of options of 5.0 years, and expected volatility of 68% and 103%, respectively. The following weighted-average assumptions were used for grants made during the nine-months ended December 31, 2003 and 2002: average risk-free interest rate of 1.0% and 1.7%, respectively; expected dividend yield of 0%, expected lives of options of 5.0 years, and expected volatility of 91% and 103%, respectively.

3.     Basic and Diluted Loss Per Share

      Basic loss per share (“EPS”) is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for the period, adjusted to reflect the dilutive impact of potential shares of common stock outstanding during the period. Stock options were excluded from the calculations of the Company’s diluted loss per share for the three and nine-month periods ended December 31, 2003 and 2002 because the effect of including such shares in the computation would be anti-dilutive. At December 31, 2003 and 2002, the Company had outstanding stock options to purchase approximately 3.2 million shares and 5.3 million shares, respectively, of the Company’s Common Stock, which could potentially dilute basic EPS in the future (see “Note 7. Stock Option Exchange Program” for additional information regarding stock options).

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

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

5.     Contingencies

      On December 11, 2003, the Company settled its patent dispute with Beck Systems, Inc. Both parties dismissed with prejudice their claims in the patent infringement lawsuit originally brought by Beck Systems against Novadigm in July 2001. Under the settlement agreement, Novadigm agreed to pay Beck Systems $2,654,600 in three installments of $954,600, $900,000 and $800,000 in the third quarter of fiscal years 2004, 2005 and 2006, respectively. Novadigm recognized a settlement expense in the quarter ending December 31, 2003 for the present value of the three payments. In December 2003, Novadigm paid the initial installment of $954,600 to Beck Systems. The second payment of $900,000 is accrued and classified under accrued liabilities and the present value of the third payment amounting to $770,000 is accrued and classified under long-term liabilities.

      Novadigm is also subject to certain other legal proceedings and claims which have arisen in the ordinary course of business and which have not been fully adjudicated. The Company currently believes that the ultimate outcome of these matters will not have a material adverse effect on its business, results of operations or financial condition.

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

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following presents a reconciliation of net loss to comprehensive loss for the three-month and nine-month periods ended December 31, 2003 and 2002 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net loss	$(2,193)	$(5,314)	$(7,203)	$(12,137)
Other comprehensive income:
Foreign currency translation adjustments	480	73	597	1,373

Comprehensive loss	$(1,713)	$(5,241)	$(6,606)	$(10,764)

7.	Stock Option Exchange Program

      On May 29, 2003, the Company announced the commencement of a voluntary stock option exchange program giving non-executive employees the opportunity to exchange outstanding options for the right to receive new options at a later date. The opportunity to exchange outstanding options expired on August 22, 2003. The Company’s Board of Directors determined that, because most of the existing options had exercise prices significantly higher than the current market price per share of its Common Stock, the existing options no longer had sufficient value to motivate and retain the Company’s employees. Neither the Company’s executive officers nor its directors were eligible to participate in this option exchange program.

      Employees who tendered options for exchange will be granted, at their election, either: (i) new options to purchase three-fourths of the number of shares as the options tendered and accepted for exchange which have the same vesting schedules as those of the tendered options or (ii) new options to purchase the same number of shares as those tendered options which have vesting schedules that are 18 months longer than those of the tendered options. The Company plans to grant the new options on or about February 26, 2004. The exercise price of the new options will be equal to the fair market value of one share of the Company’s Common Stock on that new option grant date.

      Options to purchase approximately 4.2 million shares of the Company’s Common Stock, with a weighted average exercise price of $6.74 per share and a range of $1.70 to $24.63 per share, were held by employees eligible to participate in the stock option exchange program.

      As of December 31, 2003, options to purchase approximately 2.3 million shares of the Company’s Common Stock, with a weighted average exercise price of $8.87 per share and an exercise price range of $2.33 per share to $24.63 per share, had been tendered as part of this program.

      On, or about, February 26, 2004, options to purchase approximately 2.2 million shares of the Company’s Common Stock are expected to be issued to employees that participated in the stock option exchange program.

      The stock option exchange program was designed to comply with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. Accordingly, the Company expects there will be no compensation charges as a result of the stock option exchange program. The terms and conditions of the stock option exchange program are contained in a Tender Offer Statement on Schedule TO that the Company filed with the Securities and Exchange Commission on May 29, 2003, and amendments thereto.

8.	Derivatives

      The Company follows Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities in accounting for any derivatives. This Statement requires the recognition of all derivative instruments as either assets or liabilities in the consolidated balance sheet, and the periodic

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustment of those instruments to fair value. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resultant designation. As of December 31, 2003, there were no outstanding derivative financial instruments.

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

10.	Subsequent Events

      On February 4, 2004, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Hewlett-Packard Company (“HP”), pursuant to which Norton Acquisition Corporation, a wholly-owned subsidiary of HP, will merge with and into the Company (the “Merger”), and the Company will become a wholly-owned subsidiary of HP. Directors and executive officers, and certain related stockholders, who together hold approximately 31% of the Company Common Stock have entered into voting agreements with HP and the Company (the “Voting Agreements”), pursuant to which they have agreed to vote their shares of the Company’s Common Stock in favor of the Merger.

      Pursuant to the Merger Agreement, each outstanding share of the Company’s common stock will be exchanged for the right to receive $6.10 in cash without interest. Each option to acquire the Company’s Common Stock outstanding as of the close of the merger (a) held by a person who becomes an employee of HP upon consummation of the Merger will be assumed by HP, in which case the option will convert into an option to acquire common stock of HP and (b) held by a person who does not become an employee of HP upon consummation of the Merger will convert into the right to receive, in cash, with respect to each share subject to the option, the excess if any, of $6.10 over the exercise price per share of the option.

      The Merger is conditioned upon, among other things, approval by the Company’s stockholders, clearance under applicable antitrust laws and other customary conditions. The Company currently expects that the Merger will be consummated by April 2004.

      The Company expects costs associated with the merger with Hewlett-Packard to be approximately $1,250 thousand in the quarter ending March 31, 2004. In the event the Merger is not completed in the quarter ended March 31, 2004, the costs are expected to be approximately $850 thousand.

      In the event the merger with Hewlett-Packard is not consummated, the Merger Agreement requires that the Company pay Hewlett-Packard a termination fee of $4.8 million if, among other things: (1) an acquisition proposal has been publicly proposed by any person (other than Hewlett-Packard or its affiliates) or such other communication to the Company regarding an acquisition proposal, (2) the Merger Agreement is thereafter terminated because the merger has not been consummated by August 3, 2004, the Company’s stockholders fail to approve the merger proposal at the special meeting or Novadigm breaches its representations, warranties or covenants in the Merger Agreement, (3) within 12 months following the termination of the Merger Agreement, Novadigm enters into an agreement providing for, or completes, an acquisition (as defined in the Merger Agreement) by a third party; (4) the merger agreement is terminated by Hewlett-

NOVADIGM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Packard because the Company’s board of directors or any of its committees makes an adverse recommendation change or other triggering event occurs; or (5) Novadigm terminates the Merger Agreement in order to enter into an acquisition agreement in connection with a superior offer.

      For copies of the Merger Agreement and the form of Voting Agreement, see the Company’s current report on Form 8-K dated February 4, 2004, as filed with the Securities and Exchange Commission.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Because we want to provide you with more meaningful and useful information, this Quarterly Report on Form 10-Q includes forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that reflect our current expectations about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by using words such as “may,” “will,” “expects,” “anticipates,” “believes,” “intends,” “estimates,” “could” or similar expressions, but these words are not the exclusive way of identifying these statements. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. See “Risk Factors” for a description of these risks, uncertainties and other factors.

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

      Our total revenues for the three and nine-month periods ended December 31, 2003 were $17.5 million and $41.7 million, respectively. Our total revenues for the three and nine-month periods ended December 31, 2002 were $11.3 million and $38.8 million, respectively. We incurred operating losses of $2.2 million and $7.3 million for the three and nine-month periods ended December 31, 2003, respectively. We incurred operating losses of $4.8 million and $11.2 million for the three and nine-month periods ended December 31, 2002, respectively. We incurred net losses of $2.2 million and $7.2 million for the three and nine-month periods ended December 31, 2003, respectively. We incurred net losses of $5.3 million and $12.1 million for the three and nine-month periods ended December 31, 2002, respectively.

      On February 4, 2004, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Hewlett-Packard Company (“HP”), pursuant to which Norton Acquisition Corporation, a wholly–owned subsidiary of HP, will merge with and into us (the “Merger”), and we will become a wholly–owned subsidiary of HP. Our directors and executive officers, and certain related stockholders, who together hold approximately 31% of our Common Stock have entered into voting agreements with HP and us (the “Voting Agreement”), pursuant to which they have agreed to vote their shares of our Common Stock in favor of the Merger.

      Pursuant to the Merger Agreement, each of our outstanding shares of Common Stock will be exchanged for the right to receive $6.10 in cash without interest. Each option to acquire our Common Stock outstanding as of the close of the merger (a) held by a person who becomes an employee of HP upon consummation of the Merger will be assumed by HP, in which case the option will convert into an option to acquire common stock of HP and (b) held by a person who does not become an employee of HP upon consummation of the Merger will convert into the right to receive, in cash, with respect to each share subject to the option, the excess, if any, of $6.10 over the exercise price per share of the option.

      The Merger is conditioned upon, among other things, approval by our stockholders, clearance under applicable antitrust laws and other customary conditions. We currently expect that the Merger will be consummated by April 2004.

      For copies of the Merger Agreement and the form of Voting Agreement, see our current report on Form 8-K dated February 4, 2004, as filed with the Securities and Exchange Commission.

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

      We allocate revenue on software arrangements involving multiple elements to each element based on their relative fair values. Our determination of fair value of each element is based on vendor specific objective evidence (“VSOE”). We analyze all of the elements of the software arrangement and determine if they have sufficient VSOE to allocate revenue to maintenance, consulting and training components. Accordingly, assuming all other revenue recognition criteria are met, license revenue is recognized upon delivery using the residual method in accordance with SOP No. 98-9, where the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as license revenue. The revenue allocated to licenses generally is recognized upon delivery of the products. The revenue allocated to maintenance is generally recognized ratably over the term of the support, typically 12 months, and revenue allocated to consulting and training elements generally is recognized as the services are performed. If evidence of the fair value for undelivered elements does not exist, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered.

      We enter into reseller arrangements that typically provide for sublicense fees payable to us based on a percentage of list price. Reseller arrangements may include non-refundable payments in the form of guaranteed sublicense fees. Guaranteed sublicense fees from resellers are recognized as revenue upon shipment of the master copy of all software to which the guaranteed sublicense fees relate if the reseller is creditworthy and if the terms of the agreement are such that the payment obligation is not subject to price adjustment, is non-cancelable and non-refundable and is due within 90 days. These guaranteed sublicense fees are applied against sublicense fees reported by the reseller in relicensing our products to end-users. No guaranteed sublicense fees were recognized in the quarter or nine-months ended December 31, 2003 nor were there any guaranteed sublicense fees recognized in the fiscal year ended March 31, 2003. As of December 31, 2003, all but an immaterial amount of all such guaranteed sublicense fees recognized by us had been placed with end users or forfeited by the reseller.

      Our standard software license agreement provides for a limited warranty that we are the owner of the licensed products and that the licensed products will operate substantially in accordance with the functionality described in the documentation provided with the products for a period of six months. This standard software license agreement does not provide for price protection. This standard software license agreement does not provide for a right-of-return except if our products are found to be infringing on another’s intellectual property rights, a court issues a final injunction and we are unable to secure a license for a customer or replace or modify the customer’s infringing software so that it is no longer infringing. In that case, the customer is entitled to return the licensed product. To date, we have not had to pay, perform or otherwise compensate a customer under a warranty or indemnification. There is no provision for estimated returns, because none are anticipated. There is no warranty reserve due to the fact that our historical experience shows no costs have been incurred for warranty. There is no provision for price protection, because it is not offered.

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

      Allowance for litigation. From time to time, in the course of business, we find ourselves obliged to protect our proprietary intellectual property which may involve litigation. Conversely, at times, we find we are the target of litigation and need to defend ourselves from alleged claims by third parties, including claims that we have infringed upon other’s intellectual property. We file patents to protect our intellectual property. Further, we have established policies and procedures to protect our intellectual property as well as to avoid infringing upon the intellectual property of others, and we routinely purchase insurance to reduce our risk of the cost of litigation. We regularly evaluate the status of pending litigation and the likelihood of possible losses. An allowance is established for losses that we can estimate and are deemed to be probable. We rely on opinions of our legal counsel and insurance advisors and make use of estimates and assumptions as to probable outcomes in establishing the allowances (see “Litigation” below).

      Valuation allowance against deferred tax assets. We recognize deferred tax assets and liabilities based upon differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review the deferred tax assets for recoverability and establish a valuation allowance. We have provided a valuation allowance against our entire net deferred tax assets as of December 31, 2003. This valuation allowance, which requires significant judgement by management, was recorded given the losses we have incurred through December 31, 2003 and the uncertainties regarding our future operating profitability and taxable income.

Geographic Area Information

      We market our products and related services to customers in North America, the Pacific Rim, and Latin America (“AAA”), and to Europe, the Middle East and Africa (“EMEA”). We license our products outside the United States through wholly-owned subsidiaries and authorized distributors that act as resellers and service providers within a geographic segment. We ship from the United States directly to all end-users regardless of their location and do not sell products directly to our international subsidiaries. Consulting and training services are generally supplied by our wholly-owned subsidiaries and authorized distributors in the geographic segment. Our chief operating decision-maker receives and reviews information relating to revenues primarily by geographic area as disclosed below. We do not operate separate lines of business with respect to any products. Accordingly, we do not prepare discrete financial information with respect to separate products and we do not have separately reportable segments as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Revenues by geographic area for the three and nine-month periods ended December 31, 2003 and 2002 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

AAA	$10,225	$5,387	$21,564	$18,498
EMEA	7,291	5,873	20,169	20,334

Total	$17,517	$11,260	$41,733	$38,832

      The following table presents total asset information by geographic area at December 31, 2003 and 2002 (in thousands):

	December 31,

	2003	2002

AAA	$25,747	$30,803
EMEA	18,075	12,681

Total	$43,822	$43,484

      All period references in the remainder of this Item 2 are to interim periods based on our fiscal year ending March 31.

Results of Operations

      For the periods indicated, the following table sets forth the percentage of total revenue represented by the respective line items in our Consolidated Statements of Operations (unaudited):

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,

	2003	2002	2003	2002

Revenues:
Licenses	55.6%	40.9%	47.4%	51.2%
Maintenance and services	44.4	59.1	52.6	48.8

Total revenues	100.0	100.0	100.0	100.0

Operating Expenses:
Cost of licenses	2.4	3.0	2.6	2.6
Cost of maintenance and services	21.8	30.1	25.6	26.5
Sales and marketing	43.9	58.0	47.0	51.4
Research and development	12.9	21.4	16.2	19.6
General and administrative	16.5	30.2	19.8	23.6
Settlement expense	15.0	—	6.3	—
Amortization of intangible	—	—	—	5.2

Total operating expenses	112.5	142.7	117.5	128.9

Operating loss	(12.5)	(42.7)	(17.5)	(28.9)
Interest income, net	0.2	0.7	0.4	0.8
Other income (expense), net	0.2	(0.3)	0.1	(1.2)

Loss before provision for income taxes	(12.1)	(42.3)	(17.0)	(29.3)
Provision for income taxes	0.4	4.9	0.3	2.0

Net loss	(12.5)%	(47.2)%	(17.3)%	(31.3)%

      Total revenues for our third quarter ended December 31, 2003 were $17.5 million compared to $11.3 million for the same quarter of the previous year, an increase of approximately 56%. The increase in total revenues in the current year quarter compared to the same quarter of the prior year was primarily due to an increase in license revenue of approximately $5.1 million. The increase in license revenue was due to closing 12 additional contracts at a $112 thousand higher average selling price in the third quarter as compared to the same quarter of the prior year. We also closed two significant contracts in the current year quarter which totaled approximately $3.2 million. Maintenance and service revenues were $7.8 million in the quarter ended December 31, 2003 compared to $6.7 million in the comparable quarter of the prior year, an increase of approximately 17%. Maintenance revenues in the current year’s quarter were 22% higher over the same quarter of the prior year due primarily to the high rates of renewals by our customers and an increased customer base. Service revenues in the current year’s quarter were 7% higher than those in the same quarter of the prior year due to the hiring of additional engineers in Europe, which enabled us to serve the increased demand for our services. Total revenues for the nine-month period ended December 31, 2003 were $41.7 million compared to $38.8 million for the same period of the previous year. The increase in total revenues in the nine-month period ended December 31, 2003 compared to the same nine-month period of the prior year was due to an increase in maintenance revenue of approximately $3.1 million due to the increase in our customer base that is subscribing to maintenance services. Service revenues decreased by 2% in the nine-month period ended December 31, 2003 compared to the same period of the prior year. The decrease was due primarily to lower billings associated with the NMCI project which was approximately $1.7 million higher in the prior year period over the same period this year offset by the $1 million increase in service revenues in Europe due to the increased demand for our services and the increase of approximately $800 thousand in

North American service revenues from two large enterprise customers that were recorded in the current nine-month period ended December 31, 2003. Electronic Data Systems Corp. (“EDS”) accounted for approximately 14% and 15% of our total revenues in the three and nine-month periods ended December 31, 2003, respectively. During the three-month period ended December 31, 2003, we entered into a license agreement with a large enterprise customer that accounted for approximately 11% of our total revenues. EDS accounted for approximately 10% of our total revenues for the quarter ended December 31, 2002, and approximately 14% of our total revenues for the nine-month period ended December 31, 2002.

      License revenues were $9.7 million in the quarter ended December 31, 2003 compared to $4.6 million in the same quarter of the prior year. The increase in license revenues in the fiscal year quarter ended December 31, 2003 as compared to the prior year quarter was due primarily to the introduction of new products increase in license revenues experienced in our North American & European operations. License revenues for the nine-month period ended December 31, 2003 were $19.8 million as compared to $19.9 million, a decrease of approximately 0.5% primarily due to a decrease in our overall average selling price as a result of fewer larger contracts closed in the first six months of the current fiscal year offset by the increase in license revenues experienced by our North American and European operations in the third quarter of the current fiscal year.

      Maintenance and service revenues were $7.8 million in the quarter ended December 31, 2003 compared to $6.7 million in the comparable quarter of the prior year, an increase of approximately 17%. Maintenance revenues in the current year’s quarter were 22% higher over the same quarter of the prior year due primarily to the high rates of renewals by our customers and increased customer base. Service revenues in the current year’s quarter were 7% higher than those in the same quarter of the prior year due to the hiring of additional engineers in Europe, which enabled us to meet the increased demand for our services. The $99 thousand increase in service revenues in Europe in the current year quarter was partially offset by the $17 thousand decrease in North American service revenues due to the lower billings associated with the EDS Navy Marine Corp. Intranet (NMCI) project which were approximately $373 thousand higher in the prior year period over the same period this year offset by the increased demand for our services from our increased customer base. Maintenance and service revenues in the nine-month period ended December 31, 2003 were $22.0 million compared to $18.9 million in the comparable period of the prior year, a 16% increase. The increase was due entirely to higher maintenance revenues partially offset by lower service revenues. The approximate 26% increase in maintenance revenues in the nine-month period ended December 31, 2003 compared to the same period of the prior year was due primarily to a continued high renewal rate by our customers and an increase in our customer base subscribing to maintenance. Service revenues decreased by 2% in the nine-month period ended December 31, 2003 compared to the same period of the prior year. The decrease was due primarily to lower billings associated with the NMCI project which was approximately $1.7 million higher in the prior year period over the same period this year offset by the $1 million increase in service revenues in Europe due to the increased demand for our services and the increase of approximately $800 thousand in North American service revenues from two large enterprise customers that were recorded in the current nine-month period ended December 31, 2003.

      Cost of licenses is the amortization of the intangible asset acquired with the intellectual property purchased in October 2001 and royalties paid to third parties for which we resell their products. The acquired intellectual property is embedded into our Radia product suite and its fair value is amortized on a straight-line basis to cost of licenses over a three-year period. The amortization is approximately $334 thousand per quarter and is expected to be fully amortized by December 2004. In the third quarter, we became a reseller of certain third party software products to our customers. The cost of acquiring these products for resale amounted to approximately $93 thousand for the three and nine-month periods ended December 31, 2003. Other cost of licenses consists of costs of the media and tapes on which the product is delivered. Such costs are not material and are included in research and development expenses in the accompanying consolidated statements of operations.

      Cost of maintenance and services includes the direct costs of customer support and update rights (“maintenance”), and the direct and indirect costs of providing consulting services and training (“professional services”) to our customers. Cost of maintenance and services consists primarily of payroll, related benefits and travel for field engineers and support personnel, other related overhead and third-party consulting fees. Cost of maintenance and services was $3.8 million for the quarter ended December 31, 2003 compared to $3.4 million for the quarter ended December 31, 2002. Cost of maintenance and services for the nine-month periods ended December 31, 2003 and 2002 was $10.7 million and 10.3 million, respectively. The higher cost of maintenance and services in the quarter ended December 31, 2003, as compared to the same period of the prior year, was primarily due to $261 thousand of higher costs in Europe for hiring additional engineers and contracting outsourced consulting services to achieve the higher reported services revenue in Europe. In addition, the cost of ongoing support of the NMCI project with contracted outsourced engineers contributed $66 thousand to the increased cost in spite of the lower billings associated with that project.

      Sales and marketing expenses consist primarily of salaries, related benefits, commissions, travel, consultant fees, trade shows, seminars, promotions, public relations, user conferences and other costs associated with our sales and marketing efforts. Sales and marketing expenses for the quarter ended December 31, 2003 were $7.7 million as compared to $6.5 million in the same period of the prior year. The increase in sales and marketing expenses in the quarter ended December 31, 2003 compared to the same period of the prior year was primarily due to $1.2 million higher compensation costs for commissions and bonuses resulting from higher reported revenue in the quarter ended December 31, 2003. Sales and marketing expenses for the nine-month period ended December 31, 2003 were $19.6 million compared to $20.0 million in the same period of the prior year. The decrease in the current nine-month period as compared to the same nine-month period of the prior year was due to approximately $857 thousand lower marketing expense partially offset by $498 thousand higher sales expense. The lower marketing expense is primarily due to $582 thousand lower marketing program costs and $133 thousand lower compensation expense. The higher sales expense was primarily due to the higher commissions paid in the quarter ended December 31, 2003.

      Research and development expenses consist primarily of salaries, related benefits, consultant fees and other costs associated with our research and development efforts, quality assurance, technical publications, engineering and technical product management. Research and development expenses were $2.3 million in the quarter ended December 31, 2003 compared to $2.4 million in the same period of the prior year. Research and development expenses for the nine-month period ended December 31, 2003 were $6.8 million, compared to $7.6 million in the same period of the prior fiscal year, an 11% decrease. The decrease in the three and nine-month periods ended December 31, 2003, as compared to the same periods in the prior year, was due primarily to four and eight fewer full time equivalent employees in the current year periods, respectively. We have been able to contain our research and development costs while continuing to support current products and develop new products and additional functionality, such as enhancing our Radia Server Management Solution with data center capabilities.

      General and administrative expenses consist primarily of salaries, related benefits, travel and fees for professional services such as legal, consulting and accounting. General and administrative expenses were $2.9 million in the quarter ended December 31, 2003 compared to $3.4 million in the same period of the prior year, a 15% decrease. General and administrative expenses for the nine-month period ended December 31, 2003 were $8.2 million compared to $9.2 million in the same period of the prior year, a 10% decrease. The decrease in general and administrative expenses in the three-month period ended December 31, 2003 as compared to the same period of the prior year was primarily due to our providing an allowance in the prior year period of $500 thousand for an accrual of a loss reserve for a claim made by an executive officer. The decrease in general and administrative expenses in the nine-month period ended December 31, 2003 as compared to the same period of the prior year was primarily due to our providing an allowance in the prior year period of $616 thousand for the unsecured portion of the outstanding notes due from officers and due to the allowance in the prior year period of $500 thousand for an accrual of a loss reserve for a claim made by an executive officer.

      Settlement expense. In December 2003, we settled our patent dispute with Beck Systems, Inc. Both parties dismissed with prejudice their claims against each other in the patent infringement lawsuit originally brought by Beck Systems against us in July 2001. Under the settlement agreement, we agreed to pay Beck Systems $2,654,600 in three installments of $954,600, $900,000 and $800,000 in the third quarter of fiscal years 2004, 2005 and 2006, respectively. We recognized a settlement expense in the quarter ending December 31, 2003 for the present value of the three payments.

      Amortization of intangible. In June 2000, we entered into an alliance agreement with Hewlett-Packard Company to integrate, market and sell our software and content management products with Hewlett-Packard’s HP OpenView management solutions for the enterprise and service providers markets. As part of the agreement, we issued 940,000 shares of our common stock to Hewlett-Packard and a warrant for an additional 250,000 shares of our Common Stock. Both the shares issued and the warrant contained restrictions. In addition to the alliance agreement, and for a fee of $2.5 million, Hewlett-Packard was provided a one-year, limited license to upgrade certain existing customers to our Radia product. The fair value of the equity issued, less the cash received from Hewlett-Packard, or $16.1 million, was recorded as an intangible asset at June 30, 2000, and was amortized on a straight line basis over the initial term of the agreement. The asset was completely amortized as of June 30, 2002.

      Interest income, net is comprised primarily of interest income earned on our cash, cash equivalents and marketable securities, reduced by interest expense. Net interest income was $40 thousand and $162 thousand for the three and nine-month periods ended December 31, 2003, respectively, compared to $79 thousand and $302 thousand for the same periods of the prior year, respectively. Interest income decreased for the three and nine-month periods ended December 31, 2003 due primarily to lower average interest rates on lower average balances of cash, cash equivalents and marketable securities.

      Other income/ expense, net consists primarily of the cost of foreign exchange gains and losses and miscellaneous non-operating corporate expenses. Net other income was $37 thousand and $42 thousand for the three and nine-month periods ended December 31, 2003, respectively, compared to a net expense of $34 thousand and $467 thousand for the same periods of last year, respectively. The increase in other income/ expense in the three and nine-month periods ended December 31, 2003 was due primarily to net foreign exchange gains in the current year periods compared to net foreign exchange losses in the prior year periods. Net foreign exchange gain for the three-months ended December 31, 2003 was $91 thousand compared to a gain of $25 thousand for the same period of the prior year. Net foreign exchange gain for the nine-months ended December 31, 2003 was $245 thousand compared to a loss of $330 thousand for the same period of the prior year. These net foreign exchange gains in the current year periods compared to losses in the prior year periods is due to fluctuations in foreign currency rates.

      Provision for income taxes for the quarter ended December 31, 2003 was $81 thousand compared to $553 thousand in the same quarter of the prior year. The tax provision for the nine-months ended December 31, 2003 was $105 thousand compared to $761 thousand in the same nine-month period of the prior year. The current fiscal year tax expense is primarily an accrual of $69 thousand for estimated taxes due on the profit earned by a European subsidiary and the amount of state taxes paid. The primary reason for the higher tax provision in the last year periods as compared to the same periods this year is in the quarter ended December 31, 2002, the Company determined that tax on a profit earned on a transaction in a foreign subsidiary may require an additional provision. The Company estimated the potential tax and accordingly, adjusted the contingency reserve in the quarter ended December 31, 2002 by increasing it by $550,000.

Liquidity and Capital Resources

      As of December 31, 2003, we had approximately $21.7 million in cash and cash equivalents and short-term marketable securities, compared to approximately $29.4 million as of March 31, 2003. Net cash used in operating activities for the nine months ended December 31, 2003 was $7.1 million as compared to cash provided by operating activities for the same nine-month period last year of $325 thousand. Cash used in operations for the nine months ended December 31, 2003 was primarily due to the reported net loss of $7.2 million; a reduction of deferred revenue of $2 million due to the renewal of annual maintenance which is lower in the second half of the year fiscal year as compared to the first half of the fiscal year when renewals typically occur; a $1.7 million increase in prepaid expenses and other current assets balance due to the renewal of our annual directors and officers liability insurance and to the payment of a retention bonus to an executive officer; a $746 thousand decrease in the allowance for doubtful accounts due to better collections that reduced the days sales outstanding to 83 days at December 31, 2003 from 85 days at March 31, 2003; a decrease of $169 thousand in accrued payroll and other compensation due primarily to the expiration of the claim run out from an expired benefits plan; and an increase of $123 thousand in other assets due primarily to the recording of the long-term portion of the retention bonuses paid to two executive officers. The $7.1 million of cash used in operations for the nine months ended December 31, 2003 was partially offset by a decrease of the accounts receivable balance of $2 million due to improved collections; $1.2 million of depreciation expense; $1 million of amortization expense; and $750 thousand increase of long-term liabilities due to the recording of the present value of the long term portion of the obligation created in the Beck Systems settlement agreement (see “Settlement Expense” above). The $325 thousand cash provided by operating activities for the nine-month period ended December 31, 2002 was primarily due to a decrease in accounts receivable of $8.5 million due to lower revenues; $3 million of amortization expense; $1.1 million of depreciation expense; and an increase in deferred revenue of $853 thousand due to recording significant contracts closed and the early renewal of annual maintenance by our customers which resulted in an increase of approximately $405 thousand in deferred revenue and the weakening US dollar which resulted in an increase of $365 thousand in the deferred revenue balance; partially offset by a net loss of $12.1 million; and a decrease of $1.8 million in accrued payroll and other compensation due lower commission, bonus and related benefits expenses incurred in the nine-month period ended December 31, 2002 as compared to the prior year period resulting from lower reported revenues in our European operations.

      Effective March 31, 2003, billings to customers, whether the associated revenue was recognized currently or deferred, are included in the accounts receivable balance if unpaid by the balance sheet date. Previously we reported the balance of accounts receivable net of the amount of revenue deferred. Correspondingly, the deferred revenue balance was reduced by the same amount. For the quarter ended December 31, 2002, both the accounts receivable balance and the deferred revenue balance were increased by $5.5 million to conform to the current year presentation.

      Net cash provided by investing activities in the nine-month period ended December 31, 2003 was $10.7 million and is due primarily to the net redemption of $12.8 million of marketable securities to fund operations and have available cash balances. Property and equipment purchases were $1.5 million, which included approximately $485 thousand for the acquisition of corporate IT systems and approximately $94 thousand related expenses which were capitalized. In addition, we made installment payments of $585 thousand for the intellectual property we acquired in October 2001. Net cash used in investing activities in the nine-month period ended December 31, 2002 was $11.8 million and is due primarily to the net purchase of held-to-maturity securities of $10.4 million as well as the purchase of property and equipment of $777 thousand and installment payments of $586 thousand for the intellectual property we acquired in October 2001.

      Net cash used in financing activities in the nine-month period ended December 31, 2003 was $272 thousand and was due to the repurchase of $429 thousand of our shares of Common Stock partially offset by the $157 thousand sale of our Common Stock through the employee stock purchase plan. Net cash used in financing activities in the nine-month period ended December 31, 2002 was $872 thousand and was due to the $1.6 million repurchase of our Common Stock partially offset by $698 thousand in proceeds from the sale of our Common Stock.

      From time to time our Board of Directors authorizes the repurchase of our outstanding Common Stock. In May 2003, our Board of Directors increased the number of shares authorized for repurchase by an additional 500,000 shares. During the quarter ended December 31, 2003, we did not repurchase any shares of our Common Stock. At December 31, 2003, the remaining authorization for all stock repurchases was approximately 391,000 shares. However, in our merger agreement with Hewlett-Packard we agreed not to repurchase any shares of our Common Stock through the closing of the merger.

      We expect costs associated with the merger with Hewlett-Packard to be approximately $1,250 thousand in the quarter ending March 31, 2004. In the event the Merger is not completed in the quarter ended March 31, 2004, the costs are expected to be approximately $850 thousand.

      In the event the merger with Hewlett-Packard is not consummated, the Merger Agreement requires that we pay Hewlett-Packard a termination fee of $4.8 million if, among other things: (1) an acquisition proposal has been publicly proposed by any person (other than Hewlett-Packard or its affiliates) or such other communication to us regarding an acquisition proposal, (2) the Merger Agreement is thereafter terminated because the merger has not been consummated by August 3, 2004, our stockholders fail to approve the merger proposal at the special meeting or we breach our representations, warranties or covenants in the Merger Agreement, (3) within 12 months following the termination of the Merger Agreement, we enter into an agreement providing for, or completes, an acquisition (as defined in the Merger Agreement) by a third party; (4) the merger agreement is terminated by Hewlett-Packard because our board of directors or any of its committees makes an adverse recommendation change or other triggering event occurs; or (5) we terminate the Merger Agreement in order to enter into an acquisition agreement in connection with a superior offer.

      Although it is difficult for us to predict our future liquidity requirements with certainty, we believe that our existing cash, cash equivalents and marketable securities will be adequate to finance our operations for at least the next 12 months if our merger with Hewlett-Packard is not consummated. Although operating activities may provide cash in certain periods, to the extent we experience growth in the future, we anticipate that our operating and investing activities may use cash. Additionally, to the extent we have uninsured litigation and related costs, we will use available cash resources. If our merger with Hewlett-Packard is not consummated, we may need or otherwise decide to raise additional funds, through public or private debt or equity financing, to fund future growth or continuing operations, take advantage of expansion or acquisition opportunities, develop new products or compete effectively in the marketplace. However, additional funds may not be available to us on commercially reasonable terms, or at all, when we require them, and any additional capital raised through the sale of equity or equity-linked securities could result in dilution to our existing stockholders.

Contractual Obligations and Commitments

      Our cost for intellectual property acquired in October 2001 was $3.9 million, net of acquisition costs of $112 thousand, which was payable through the issuance of 212,636 shares of our Common Stock and payment of $1.7 million over nine quarters through December 2003. The fair value of the acquired software costs is being amortized on a straight-line basis over the estimated useful life of the software, which is three years and will be fully amortized by December 2004.

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

      In December, 2003, we settled our patent dispute with Beck Systems, Inc. Both parties dismissed with prejudice their claims against each other in the patent infringement lawsuit originally brought by Beck Systems against us in July 2001. Under the settlement agreement, we agreed to pay Beck Systems $2,654,600 in three installments of $954,600, $900,000 and $800,000 in the third quarter of fiscal years 2004, 2005 and

2006, respectively. In December 2003, we paid the initial payment of $954,600 to Beck Systems. The second payment of $900,000 is accrued and classified under accrued liabilities and the present value of the third payment amounting to $770,000 is accrued and classified under long-term liabilities.

      We lease facilities under non-cancelable operating leases. Future minimum lease payments under existing operating leases are as follows (in thousands):

12 Months Period Ending December 31,

2004	$2,241
2005	1,790
2006	1,072
2007	142
2008 and thereafter	—

Total future minimum lease payments	$5,245

Litigation

      In December, 2003, we settled our patent dispute with Beck Systems, Inc. Both parties dismissed with prejudice their claims against each other in the patent infringement lawsuit originally brought by Beck Systems against us in July 2001. Under the settlement agreement, we agreed to pay Beck Systems $2,654,600 in three installments of $954,600, $900,000 and $800,000 in the third quarter of fiscal years 2004, 2005 and 2006, respectively. We recognized a settlement expense in the quarter ending December 31, 2003 for the present value of the three payments. In December 2003, we paid the initial installment of $954,600 to Beck Systems. The second payment of $900,000 is accrued and classified under accrued liabilities and the present value of the third payment amounting to $770,000 is accrued and classified under long-term liabilities.

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

      Our proposed transaction with Hewlett-Packard may adversely affect our results of operations whether or not the merger is completed, and the merger may not be completed on a timely basis or at all. In response to our pending merger transaction with Hewlett-Packard, our customers may defer purchasing decisions or elect to switch to other suppliers due to, among other things, competitive issues and uncertainty about the direction of our product offerings following the merger and our willingness to support and service existing products. Uncertainty surrounding the proposed transaction also may have an adverse effect on employee morale and retention. In addition, focus on the merger and related matters has resulted in, and may continue to result in, the diversion of management attention and resources. Furthermore, the market value of our Common Stock may vary prior to completion of the merger due to market assessments regarding the expected timing of consummation of the merger and the risk that the merger will not be consummated, along with other factors (see “The market price and trading volume of our Common Stock have been volatile and may continue to fluctuate significantly.” below), although there will be no adjustment to the consideration to be received by our stockholders in connection with the merger.

      Due to regulatory or other reasons, the merger may not be completed on the anticipated timetable, and it is possible that the merger will not be completed at all. If the merger is not completed, the price of our Common Stock may decline significantly, as the current market price of our Common Stock reflects a market assumption that the merger will be completed. In addition, our business may be harmed to the extent that customers, strategic partners or others believe that we cannot effectively compete in the marketplace without the merger or there is customer and employee uncertainty surrounding the future direction of our product and service offerings and strategy on a stand–alone basis. We also will be required to pay significant costs incurred in connection with the merger, including legal, accounting and financial advisory fees, whether or not the merger is completed. Moreover, under specified circumstances, we may be required to pay Hewlett-Packard a termination fee of $4.8 million in connection with a termination of the merger agreement (see “Liquidity and Capital Resources”).

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

      The loss of a major customer or partner could adversely affect our operating results. One customer, Electronic Data Systems Corp. (EDS), accounted for approximately 14% and 15% of our total revenues for the three and nine-month periods ended December 31, 2003, respectively. During the three-month period ended December 31, 2003, we entered into a license agreement with a large enterprise customer that accounted for 11% of our total revenues. During fiscal 2003, 2002 and 2001, EDS accounted for approximately 20%, 16% and 12% of our total revenues, respectively. If revenues from EDS decline, our business could be adversely affected. Furthermore, if an order from another large customer does not occur or is deferred, or our relationship with Hewlett-Packard or another partner terminates, our revenue could be reduced and we may be unable to proportionately reduce our operating expenses.

      We may need additional capital in the future, which may not be available or may dilute the ownership of existing stockholders. In the future, if our merger with Hewlett-Packard is not consummated, we may need or otherwise decide to raise additional funds, but we may not be able to obtain additional financing on favorable terms, if at all. Further, if we issue equity or equity-linked securities, our current stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of our Common Stock. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, respond to competitive pressures or unanticipated requirements or otherwise support our operations (see “Liquidity and Capital Resources”).

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

      Our business could be materially affected by risks related to our international operations. Approximately 42% and 48% of our overall revenue in the three and nine-month periods ended December 31, 2003, respectively, was derived from our international operations and approximately 52% of our total revenues for both the three and nine-month periods ended December 31, 2002 was derived from our international operations. Accordingly, our operations and financial results could be significantly affected by factors associated with international operations, such as fluctuations in foreign currency exchange rates, uncertainties relative to regional economic circumstances, longer payment cycles, greater difficulty in accounts receivable collection, complexities of foreign tax laws and regulations and the potential for adverse tax consequences, changes in regulatory requirements and product localization requirements and difficulty in staffing and managing international operations. A majority of our international revenues and costs have been denominated in foreign currencies. We believe that an increasing portion of our international revenues and costs will be denominated in foreign currencies in the future.

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

      Third parties have claimed, and may in the future claim, infringement with respect to our current or future products. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in their industry segment grows and the functionality of products in different industry segments overlap. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms or at all. See “Part 2, Item 1. Legal Proceedings” for a discussion of the adverse consequences of a legal proceeding in which it was is alleged that our products infringed on patents held by another entity.

      The loss of key executives and employees could adversely affect us. Our success depends upon the contributions of executives and key employees. The loss of executives and certain key employees in research and development and sales and marketing could have a significant adverse effect on our ability to develop new products and new versions of our products and to market and sell those products in the marketplace. We also believe our success will depend in large part upon our ability to attract and retain additional highly skilled personnel.

      Our ability to effectively grow depends on our ability to improve our operational systems. We have expanded our operations since inception and may continue to expand to pursue existing and potential market opportunities. This growth places a significant demand on management and operational resources. To manage growth effectively, we must implement and improve our operational systems, procedures and controls on a timely basis.

      The market price and trading volume of our Common Stock have been volatile and may continue to fluctuate significantly. The market price for our Common Stock has been highly volatile. The trading price and trading volume of our Common Stock has been, and if our merger with Hewlett-Packard is not consummated, could in the future be, subject to wide fluctuations in response to quarterly variations in our operating and financial results, announcements of technological innovations or new products by us or our competitors, changes in prices to our or our competitors’ products and services, changes in product mix, and changes in our revenue and revenue growth rates for us as a whole or for individual geographic areas, products or product categories, as well as other events or factors. Statements or changes in opinions, ratings or earnings estimates made by us or by brokerage firms or industry analysts relating to the market in which we do business or relating to us specifically, or our failure to meet or exceed our forecasts or analysts’ or “street” expectations, have resulted, and could in the future result in, an immediate and adverse effect on the market price of our Common Stock. In addition, the NASDAQ National Market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for the securities of many high technology companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our Common Stock. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Any such litigation brought against us could result in substantial costs and divert management’s attention and resources.

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

      The majority of our operations are based in the U.S. and, accordingly, the majority of our transactions are denominated in U.S. dollars. However, we have foreign-based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies. Currently, we have operations in the United Kingdom, France and Germany and conduct transactions in the local currency of each location. Although we currently derive no material revenues from highly inflationary economies, we are expanding our presence in international markets outside Europe, including the Pacific Rim and Latin America, the currencies of which have tended to fluctuate more relative to the U.S. dollar. There can be no assurance that fluctuations in the value of foreign currencies will not have a material adverse effect on our business, operating results, revenues or financial condition. The impact of fluctuations in these currencies resulted in net transaction gain of $91 thousand in the quarter ended December 31, 2003, a net transaction gain of $245 thousand in the nine-month period ended December 31, 2003, a net transaction gain of $25 thousand in the quarter ended December 31, 2002 and a net transaction loss of $330 thousand in the nine-month period ended December 31, 2002.

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

      At December 31, 2003, our cash and cash equivalents consisted primarily of demand deposits and money market funds held by large institutions in the U.S., and our short-term securities represented investments in corporate debt with an initial maturity period of not less than 90 days.

Item 4.	Controls and Procedures

      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

      Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

      There was not any change in our internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings

      On December 11, 2003, we settled our patent dispute with Beck Systems, Inc. Both parties dismissed with prejudice their claims against each other in the patent infringement lawsuit originally brought by Beck Systems against us in July 2001. Under the settlement agreement, we agreed to pay Beck Systems $2,654,600 in three installments of $954,600, $900,000 and $800,000 in the third quarter of fiscal years 2004, 2005 and 2006, respectively. We recognized a settlement expense in the quarter ending December 31, 2003 for the present value of the three payments. In December 2003, we paid the initial installment of $954,600 to Beck Systems. The second payment of $900,000 is accrued and classified under accrued liabilities and the present value of the third payment amounting to $770,000 is accrued and classified under long-term liabilities.

      We are also subject to certain other legal proceedings and claims which have arisen in the ordinary course of business and which have not been fully adjudicated. We currently believe that the ultimate outcome of these matters will not have a material adverse effect our business, results of operations or financial condition.

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

      (b) Reports on Form 8-K

      We filed a current report on Form 8-K dated October 27, 2003 to furnish information relating to our announcement of our operating results for our quarter ended September 30, 2003 (pursuant to Item 12 of Form 8-K).

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVADIGM, INC.

By:	/s/ WALLACE D. RUIZ

Wallace D. Ruiz
Vice President, Chief Financial Officer and Treasurer
(principal financial and
accounting officer)

Dated: February 17, 2004

EXHIBIT INDEX

Exhibit
Number	Description

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (section 302 of the Sarbanes-Oxley Act of 2002)
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (section 302 of the Sarbanes-Oxley Act of 2002)
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).